Form 10-Q
period 1996-09-30
TOWNE BANCORP INC /OH
filed 1996-11-20
CIK 887203

[ARTICLE] 9
[LEGEND]

[PERIOD-TYPE]                        SEPTEMBER 30,1996           JUNE 30, 1996
[FISCAL-YEAR-END]                             12/31/96                12/31/96
[PERIOD-END]                                  09/30/96                06/30/96
[CASH]                                         3961899                 2797881
[INT-BEARING-DEPOSITS]                               0                       0
[FED-FUNDS-SOLD]                                     0                       0
[OTHER-ASSETS]                                 3015922<F5>             2719286
[INVESTMENTS-HELD-FOR-SALE]                          0                       0
[INVESTMENTS-CARRYING]                               0                       0
[INVESTMENTS-MARKET]                                 0                       0
[LOANS]                                              0                       0
[ALLOWANCE]                                          0                       0
[TOTAL-ASSETS]                                 6977821                 5517167
[DEPOSITS]                                           0                       0
[SHORT-TERM]                                         0                       0
[LIABILITIES-OTHER]                            2631510                 1128926
[LONG-TERM]                                          0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                        371582<F2>              370801
[OTHER-SE]                                     3974729<F3>             4017440
[TOTAL-LIABILITIES-AND-EQUITY]                 6977821                 5517167
[INTEREST-LOAN]                                      0                       0
[INTEREST-INVEST]                                    0                       0
[INTEREST-OTHER]                                 32552<F1>               31711
[INTEREST-TOTAL]                                 32552                   31711
[INTEREST-DEPOSIT]                                   0                       0
[INTEREST-EXPENSE]                               44213                   37250
[INTEREST-INCOME-NET]                           (11661)                 (5539)
[LOAN-LOSSES]                                        0                       0
[SECURITIES-GAINS]                                   0                       0
[EXPENSE-OTHER]                                  82428                  152879
[INCOME-PRETAX]                                 (94089)               (158418)
[INCOME-PRE-EXTRAORDINARY]                           0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0<F4>               32800
[NET-INCOME]                                    (94089)               (125618)
[EPS-PRIMARY]                                    (.34)                     .01
[EPS-DILUTED]                                    (.34)                     .01
[YIELD-ACTUAL]                                       0                       0
[LOANS-NON]                                          0                       0
[LOANS-PAST]                                         0                       0
[LOANS-TROUBLED]                                     0                       0
[LOANS-PROBLEM]                                      0                       0
[ALLOWANCE-OPEN]                                     0                       0
[CHARGE-OFFS]                                        0                       0
[RECOVERIES]                                         0                       0
[ALLOWANCE-CLOSE]                                    0                       0
[ALLOWANCE-DOMESTIC]                                 0                       0
[ALLOWANCE-FOREIGN]                                  0                       0
[ALLOWANCE-UNALLOCATED]                              0                       0
<CASH FLOW STATEMENT>
<CASH FLOW FROM OPERATING ACTIVITIES>
<NET LOSS>                                      (94089)
<AMORTIZATION OF ORGANIZATIONAL COSTS>            1253
<EXPENSES PAID ON BEHALF OF COMPANY BY ORGANIZER> 1067
<BANK PRE-OPENING EXPENSES>                    (101525)
<DECREASE IN OTHER ASSETS>                       22063
<INCREASE IN ACCOUNTS PAYABLE & LIABILITIES>      8740
<NET CASH USED IN OPERATING ACTIVITIES>        (162491)
<CASH FLOW FROM INVESTING ACTIVITIES>
<PROCEEDS FROM SALE OF PROPERTY UNDER SALE-
 LEASEBACK AGREEMENT>                          1496510
<CAPITAL EXPENDITURES>                         (214937)
<NET CASH PROVIDED BY INVESTING ACTIVITIES>    1281573
<CASH FLOW FROM FINANCING ACTIVITIES>
<PROCEEDS FROM SALE OF STOCK>                     9763
<PURCHASES OF TREASURY STOCK>                   (13025)
<PROCEEDS FROM REISSUANCE OF TREASURY STOCK>     56525
<ADVANCES FROM ORGANIZERS>                           0
<REPAYMENTS OF ADVANCES FROM ORGANIZERS>         (8327)
<NET CASH PROVIDED BY FINANCING ACTIVITIES>      44936
<NET DECREASE IN CASH>                         1164018
[CASH]
<AT BEGINNING OF PERIOD>                       2797881
<AT END OF PERIOD>                             3961899
<NON CASH TRANSACTIONS>
<CAPITAL LEASE FOR PROPERTY>                   1500000
<DEFERRED SELLING COSTS PAID ON BEHALF OF
 COMPANY BY ORGANIZERS AND CHARGED TO
 ADDITIONAL PAID-IN CAPITAL>                      1104
<CASH PAID (REFUNDED) FOR FEDERAL INCOME TAXES>  (1183)

<F5>Commitment
The Company has entered into agreements to construct and lease Bank offices at:
 610 E. South Boundary St., Perrysburg, OH - scheduled to be completed in the Spring of 1996; 6401 Monroe St, Sylvania, OH - scheduled to be completed in the Fall of 1996.
<F2>Stockholders' Equity
The Company's Articles of Incorporation, as amended, originally authorized issuing 13,000 shares of common stock, without par value. With the completion of the stock offering, the Articles of Incorporation were further amended to provide for the authorization of 1,000,000 common shares.
The organizers of the Compnay had purchased 10,000 shares of common stock at $12.50 per share, totaling $125,000.
The Company sold 341,964 shares of common stock for $12.50 per share in an initial public offering without the use of an underwriter. All proceeds received on common stock subscriptions were held in a bank trust account, under terms of a trust agreement. The escrow funds were transferred to the Company in Nov. 1995. Anticipated proceeds, after estimated organizational and pre-opening expenses of $300,000 and stock offering expenses of $125,000 will be primarily used for the initial capitalization of the Bank, once all the pending applicable regulatory approvals have been obtained.
<F3>Deferred Charges
The Company has incurred cost relating to the public stock offering of $146,105 and such cost has been charges to additional paid-in capital.
<F1>Summary of Significant Accounting Policies
(a) Towne Bancorp, Inc. (the Company) was incorporated on April 1, 1992 and was a development stage company as of June 30, 1996. The Company will be devoting its efforts to the offering of its common shares to the general public and to obtaining regulatory approvals, building bank offices, recruiting personnel, and financial planning relating to the organization of the Towne Bank (the Bank). The Company is expected, upon final approval of regulatory authorities, to purchase 100 percent of the common stock of the bank, a member bank to be formed under the laws of the State of Ohio and insured by the Federal Deposit Insurance Corporation. The Compnay has an application pending to become a bank holding company with the Board of Governors of the Federal Reserve System pursuant to the Bank Holding Company Act of 1956, as amended.
(b) Interest income for the quarter ending June 30, of $32,552 includes interest on investments. Interest expenses for the same period of $44,213 includes interest on the building and equipment leases.
(c) Organizational cost, stock offering cost and pre-opening expenses - certain cost incurred in organizing the Company and the Bank will be deferred and will be amortized to the expense on the straight-line method over a five year period. All expenses related to the common stock offering described in
Note 2 are being deferred and have been charged to additional paid-in capital upon the sucesful completion of the public offering. All other expenses incurred prior to the opening of business will be charged to operations.
(d) Income or (loss) per common share - income or (loss) per common share is based on the weighted average number of shares outstanding during the period.
<F4>Income Taxes
The financial statements reflect a provision for federal income taxes.

Item 2. Management's Discussion & Analysis of Finanical Condition & Results of
Operations.
General Activities
The Company's Originators have been selling for $12.50 per share, a minimum of 320,000 shares of common stock and a maximum of 800,000 shares of common stock in an initial public offering, without the use of an underwriter. The selling effort is through telephone contacts, personal contacts, and presentations to groups of potrntial investors. Anticipated proceeds will be primarily used for the initial capitalization of the Bank, once all applicable regulatory approvals have been obtained.
Liquidity and Capital Resources
Net loss after credit provision for federal income taxes for the period ending September 30, 1996 was $125,261. The Company funds used in operating activities for the period ending September 30, 1996 was $162,491. Funds used in investing activities was $1,281,573 and net cash from financing activities was $44,936. Cash at the end of the period was $3,961,899.
Results of Operation
For the period ended September 30, 1996 non-interest expenses were $82,428.
The major expenses were legal, rent, advertising, printing, supplies, insurance, and other expenses assocaited with the startup and development of the Company's plan to market the public stock offering and open the bank. For the period ended June 30, 1996 non-interest expenses were $152,879.
The major expenses were legal, printing, supplies, insurance, and a one time charge for a legal settlement.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The Company is a defendant in a lawsuit by Thomas L. Eichler in the Wood
County Court of Common Pleas.  The lawsuit was dismissed on October 23, 1996.
Also, on the same date a new lawsuit, naming the Company as a defendent was filed by Thomas L. Eichler in the United States District Court for the
Northern District of Ohio. The law firm of Connelly, Soutar & Jackson have been retained by the Company. The counsel has been instructed to vigorously defend this action against all claims and are currently conducting the legal defenses.
Item 2.  Change in Securities
None
Item 3.  Defaults upon Senior Securities
None
Item 4.  Submission of Matters to a Vote of Security Holders
None
Item 5.  Other Information
None
Item 6.  Exhibits and Reports on Form 8-K
The Company did not file any reports on form 8-K during the period ended
September 30, 1996.