Form 10KSB
period 1996-12-31
TOWNE BANCORP INC /OH
filed 1997-03-31
CIK 887203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                               FORM 10-KSB
(Mark One)
		  X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	         	EXCHANGE ACT OF 1934
		For fiscal year ended December 31, 1996.  Commission file number 0000887203
		         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
		         EXCHANGE ACT OF 1934

                            TOWNE BANCORP, INC.
                (Name of small business issuer in its charter)
	          Ohio                                	34-1704637
	(State of Incorporation)	         (I.R.S. Employer Identification No.)

                610 East South Boundary, Perrysburg, Ohio	43551
               (Address of principal executive offices)	(Zip Code)
                   Issuer's telephone number:  (419) 874-2090
Securities registered under Section 12(b) of the Exchange Act:
     	Title of each class       	Name of each exchange on which registered
          	None                                 	None
Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, Without Par Value
                          (Title of class)

	Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     	Yes	X		No

	Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

	The issuer's revenues for the fiscal year ended December 31, 1996 were $199,009.

	The aggregate market value of the voting stock held by non-affiliates was $5,287,498 as of January 31, 1997.

	State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable	date - 370,761 shares of common
stock, without par value (as of February 28, 1997).

DOCUMENTS INCORPORATED BY REFERENCE
Annual Report to Shareholders for the fiscal year ended December 31, 1996 -
PART II of Form 10-KSB.

Proxy Statement dated March 19, 1997 for the Annual Meeting of Shareholders -
PART III of Form 10-KSB.

This document contains 45 pages.  The Exhibit Index is on page 9.
Transitional Small Business Disclosure Format (Check One).	  Yes	X		No

                                    INDEX



                                                          Page
PART I

	Issuer elects to furnish information required by Items 6-11 of Model B of Form 1-A.

	Item 6.	Description of Business                           		3

	Item 7.	Description of Property                           		6

	Item 8.	Directors, Executive Officers and Significant
         Employees	                                         	6

	Item 9.	Remuneration of Directors and Officers            		6

	Item 10.	Security Ownership of Management and Certain
          Securityholders                                  		6

	Item 11.	Interest of Management and Others in Certain
          Transactions	                                     	6


PART II

	Item 1.	Market Price of and Dividends on the Registrant's
         Common Equity and	Other Stockholder Matters       		7

	Item 2.	Legal Proceedings                                 		7

	Item 3.	Changes in and Disagreements with Accountants	     	7

	Item 4.	Submission of Matters to a Vote of Security Holders	7

	Item 5.	Compliance with Section 16(a) of the Exchange Act		 7

	Item 6.	Reports on Form 8-K		                               7


PART F/S                                                   		8


PART III

	Item 1.	Index to Exhibits                                 		9

	Item 2.	Description of Exhibits		                          10


Signatures		                                                11

PART I

Issuer elects to furnish information required by Items 6-11 of Model B of Form 1-A.

ITEM 6.	Description of Business

Towne Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Ohio on April 1, 1992, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the voting shares of Towne Bank (the "Bank"), an Ohio chartered bank incorporated in 1995. The Bank is the only subsidiary of the Company, and substantially all of the Company's operations are conducted through the Bank. The principal offices of both the Company and the Bank are located at 610 E. South Boundary, Perrysburg, Ohio. The Bank opened the Perrysburg office on October 15, 1996 and the Sylvania, Ohio office on January 13, 1997. The Company and the Bank had total consolidated assets of $12,994,091 at December 31, 1996.

The Company, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

General

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment and credit card lending; safe deposit box rental; and automatic teller machines. The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes a variety of residential, industrial, commercial and agricultural loans secured by real estate, including interim construction financing.

On a parent company only basis, the Company's only source of funds is receipt of dividends paid by the Bank subsidiary. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total of the dividends in a calendar year exceeds the total of the two preceding years.
Under these provisions, no amount was available for dividends at December 31, 1996, without the approval of the State of Ohio Division of Financial Institutions. The Company's only debt service obligations relate to two capital lease obligations. Rental payments from the Bank provide the Company with the cash to meet the monthly debt service obligations.

Regulation and Supervision

The Company, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Company and the Bank may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Company or the Bank is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. A bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself. The Federal Reserve Board, however, is

ITEM 6.	Description of Business, Continued
empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank if, after such acquisition, it would own or control such bank.
In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of affected communities. The Act prohibits acquistions relating to banks in states unless authorized by the laws of the other state in question. On September 29, 1994, the Act was amended by the Interstate Banking and Branching Efficiency Act of 1994, which authorized
(i) interstate bank acquisitions anywhere in the country commencing September 29, 1995 and (ii) interstate branching by acquisition and consolidation commencing June 1, 1997 in those states that have not opted out by that date.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains provisions that directly affect thrifts, banks, thrift holding companies, and bank holding companies. First, FIRREA abolished the Federal Savings and Loan Insurance Corporation and required the Federal Deposit Insurance Corporation ("FDIC") to establish two separate funds, the Bank Insurance Fund ("BIF") to insure banks and the Savings Association Insurance Fund ("SAIF") to insure savings and loan associations. Second, FIRREA amended the Bank Holding Company Act of 1956 to permit bank holding companies to acquire thift institutions; prior to FIRREA, bank holding companies were permitted to acquire only failing thrift institutions. FIRREA also abolished the restrictions on tandem operations of acquired thift institutions and the in-state preference for acquistions of failing thifts. Finally, FIRREA increased the authority of bank regulators.

The FDIC Improvement Act of 1991, which became law on December 19, 1991, revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for the funding of BIF. The FDIC Improvement Act also revised bank regulatory structures embodied in several other federal banking statutes, linked the bank regulators' authority to intervene to the deterioration of a bank's capital level, placed limits on real estate lending and increased audit requirements.

The Bank, as an Ohio chartered bank, is supervised by the State of Ohio Division of Financial Institutions. The Bank is also a member of the Federal Reserve System and subject to its supervision. As such, the Bank is subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the Bank's depositors and not for the Company's shareholders.
The Bank must file with the Ohio Division of Financial Institutions prescribed periodic reports containing a full and accurate statement of its affairs.

ITEM 6.	Description of Business, Continued

The Bank is subject to the Community Reinvestment Act of 1977, as amended (the "CRA"), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank's activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings and other applications requiring Federal Reserve Board approval may be delayed until a satisfactory CRA evaluation is achieved. Since the Bank first opened in October, 1996, it has not had a CRA regulatory evaluation.

Effects of Government Monetary Policy

The earnings of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks and are expected to continue to do so in the future.

Competition

The Bank has active competition in all areas of activity in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in northern Wood County and Lucas County in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions connected with local businesses, and financial units of non-local bank holding companies. The Bank focuses on personalized service, pricing of products, community involvement and its local ownership and control in meeting its competition.

Employees

The Company has no employees and conducts its business through its wholly-owned subsidiary, the Bank.

As of December 31, 1996, the Bank employed 12 full-time employees to whom a variety of benefits are provided and with whom the Bank believes relationships are excellent.

ITEM 7.	Description of Property

The Company leases two properties under 20 year lease agreements with an unrelated party. For financial reporting purposes, such leases are accounted for as capital leases. The main office of the Company and Bank is maintained at 610 East South Boundary, Perrysburg, Ohio. The second office of the Bank is located at 6401 Monroe Street, Sylvania, Ohio. Each of the facilities were newly constructed in 1996 and are suitable for their intended uses. Management believes each property is adequately covered by insurance.


ITEM 8.	Directors, Executive Officers and Significant Employees

Information concerning Directors and Executive Directors of the Company is contained on pages 2, 3, 4 and 5, under the caption "Election of Directors" in the Company's Definitive Proxy Statement, dated March 19, 1997, for the Annual Meeting of Shareholders to be held April 23, 1997, and is incorporated herein by reference.

There are no significant employees other than the Executive Officers.


ITEM 9.	Remuneration of Directors and Officers

Members of the Board of Directors of the Company are paid $100 per meeting attended. Members of the Board of Directors of the Bank are paid $100 per meeting attended and $50 for each committee meeting attended.

No executive officer had paid or accrued salary or other compensation in excess of $100,000 during the year 1996. There are no employment contracts, stock options or bonus plans.


ITEM 10.	Security Ownership of Management and Certain Securityholders

Information concerning security ownership of the Company's Directors is contained on pages 3, 4, and 5, under the captions "Information with Respect to Nominee" and "Information with Respect to Directors Continuing in Office and not Standing for Re-Election", in the Company's Definitive Proxy Statement, dated March 19, 1997, for the Annual Meeting of Shareholders to be held on April 23, 1997, and is incorporated herein by reference.

All Directors and Executive Officers (3 persons) of the Company as a group own 6,106 shares of the Company's common stock, or 1.65%.

No shareholder owns more than 10% of the Company's common stock.

There are no options, warrants or rights issued.

ITEM 11.	Interest of Management and Others in Certain Transactions

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, may at times be loan customers of the Bank. Such loans are made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.
Such loans approximated $80,000 at December 31, 1996.

PART II


ITEM 1.	Market Price of and Dividends on the Registrant's Common
      		Equity and Other Stockholder Matters

The number of holders of record of the Company's common stock at December 31, 1996 is 734.

Information relating to dividend restrictions is contained in pages 24 and 25 in Financial Statement Footnote No. 12 captioned "Regulatory Matters" of the 1996 Annual Report to Shareholders of Towne Bancorp, Inc. and is incorporated herein by reference.

Other information required by this Item is contained on page 31 under the caption "Market Price and Dividends for Common Stock" of the 1996 Annual Report to Shareholders of Towne Bancorp, Inc. and is incorporated herein by reference.


ITEM 2.	Legal Proceedings

The Company, certain officers and a former board member of the Company have been named as defendants in a civil action in United States District Court for the Northern District of Ohio, Western Division. The Complaint alleges a breach of duty as a result of the failure to hire an individual, who was one of the original organizers of the Company, as an employee. The plaintiff seeks lost wages and punitive damages. The Company denies the charges and asserts that the plaintiff voluntarily left the project of establishing a community owned bank.

The Company's management is aware of no other pending or threatened litigation in which the Company or the Bank faces potential loss or exposure which could materially affect the consolidated financial statements.

The Company is not aware of any proceedings that a governmental authority is contemplating.


ITEM 3.	Changes in and Disagreements with Accountants

None


ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.


ITEM 5.	Compliance with Section 16(a) of the Exchange Act

None


ITEM 6.	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

PART F/S


The following financial statements required by Item 310(a) of Regulation S-B are contained on pages 11 through 30 of the 1996 Annual Report to Shareholders of Towne Bancorp, Inc. and are incorporated herein by reference:

Independent Auditor's Report
Consolidated Balance Sheet - December 31, 1996
Consolidated Statements of Operations - Years ended December 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996
	and 1995
Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995 Summary of Significant Accounting Policies
Notes to Consolidated Financial Statements

PART III


ITEM 1.	Index to Exhibits

The following documents are filed as an exhibit to this document:

                                                         		Reference to
	Form 1-A                                               		Prior Filing or
	Exhibit                                                		Exhibit Number
	Number	               Document	                          Attached Hereto

	  2.              	Charter and By-Laws	                        	*

  	4.              	Subscription Agreement	                     	*

  	9.              	Escrow Agreements                          		*

 	12.               1	Annual Report to Shareholders- 1996  	Included with
			                                                          this filing

 	12.2	             Subsidiaries of the Registrant	         Included with
		                                                          	this filing

 	12.3             	Financial Data Schedule                	Included with
			                                                          this filing



















*	Indicates documents which have previously been filed as part of the Issuer's
Form 10 registration statement pursuant to Section 12(g) of the Securities
Exchange Act of 1934.  All of such previously filed documents are hereby incorporated herein by reference.

ITEM 2.	Description of Exhibits


	Exhibit
	Number                           	Description

  	2          	Amended Articles of Incorporation of Towne Bancorp, Inc.

  	4          	Amended Subscription Agreement of Towne Bancorp, Inc.

  	9          	Escrow and Subordination Agreement between Towne
	             	Bancorp, Inc., Norman J. Rood, Jerome C. Bechstein,
		             Thomas L. Eichler, and the Huntington Trust Company,
		             N.A.

	12.1         	Towne Bancorp, Inc. 1996 Annual Report

	12.2	         Subsidiaries of the Registrant

	12.3	         Financial Data Schedule

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      	TOWNE BANCORP, INC.

	MARCH 27, 1997	                       /s/	JEROME C. BECHSTEIN
   	Date	                              Jerome C. Bechstein, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/	JEROME C. BECHSTEIN	              		MARCH 27, 1997
Jerome C. Bechstein, President, CEO,	        Date
Director, and Chief Financial Officer


/s/	LOIS A. BRIGHAM	                  		MARCH 27, 1997
Lois A. Brigham, Senior Vice President,     	Date
Secretary and Director


/s/	JOHN P. WEINERT			                  MARCH 27, 1997
John P. Weinert, Director	                   Date

                            Exhibit 12.1

                          TOWNE BANCORP, INC.


                            Annual Report













                            Towne Bancorp, Inc.
                            1996 ANNUAL REPORT

PERRYSBURG		                                 				SYLVANIA
610 E. South Boundary Street		                 		6401 Monroe Street
Perrysburg, Ohio 43551-2535	                  			Sylvania, Ohio 4350-1431
(419) 874-2090					                             	(419) 885-5216
Fax (419) 874-4740		                         				Fax (419) 885-5216

                             Towne Bancorp, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
In, 1992, Towne Bancorp, Inc., was formed and established as a one bank holding company. The holding company was formed by Jerome Bechstein, Lois A. Brigham, John Weinert and others. The funding for the needed capitalization of the new Bank was achieved by selling common shares of stock to the general public in the communities of the Bank's service areas. The project was started with the organizers personally funding moneys needed to support the project. The introduction of the offering began in August, 1992.

The Company's initial offering of common stock was completed in November, 1995 with the issuance of 348,464 shares of common stock at a value of $4,355,800 ($12.50 per share). The organizers of the Company had previously purchased 6,500 shares of common stock at a value of $81,250 (also, $12.50 per share). The Company's operating subsidiary, Towne Bank is an Ohio chartered bank and was incorporated in 1995.

Several newspaper articles explained the new Bank project and stock offering to the community. Presentations were given by the organizers to church groups, philanthropic organizations and service clubs. Display booths were designed and used at local events, festivals and community fairs.

The organizers formed a networking program with various groups for the purpose of personal calls, contacts and appointments that were arranged from the community forum meetings. The networking groups helped sell the common shares of stock to persons wanting to establish and open a new locally owned and managed Bank. The networking groups in the various communities, and the personal relationship contacts of the organizers established the needed capitalization as well as developed the shareholder investor relationship with the Bank personnel. The investment dollars in the new Bank were placed in a trust department escrow savings account and paid a return to the shareholders. The trust account was established for the purposes of processing the capitalization funds, issuing the stock certificates and handling any stock transfers.

Hours of research and personal interviews resulted in applications being written, printed and submitted by the organizers for approval. The procedures to organize a locally owned and managed Bank was completed with a State of Ohio Charter, membership in the Federal Reserve and insured by the FDIC. The necessary steps were taken to develop and complete the organization and opening of the new Bank.

Towne Bank, the locally owned and managed Bank, provides services to Northern Wood County and the Western and Southern Lucas County areas as, "The Best Bank In Town For You". The Bank was incorporated in 1995 and was founded as a new de-novo (start-up) Bank. The Bank opened the Perrysburg office on October 15, 1996 at the 610 E. South Boundary Street, and the Sylvania office located at 6401 Monroe Street, opened on January 13, 1997, as the newest commercial bank in the area.

The mission statement of the Bank is to service small and middle market businesses, agricultural, retail, professional, mortgages and individual customers. The Bank offers quality financial services through well trained employees, state-of-the-art equipment and convenient hours, while maintaining the highest standards of professionalism, commitment and integrity possible to the communities. The Banks' role as a corporate citizen is very important, striving to devote the energies and programs necessary for the total enrichment of the communities in which the Bank serves.

The Bank has developed from the ground up, with the understanding that the customers are the most important ingredient to success. and deserve a superior level of service. Our competitive edge is the commitment, dedication and focus on the customer by the management and employees. The employees are important to the operations and are valued as individuals. The Bank will strive to enhance their personal and professional growth as, "The Best Bank in Town for You".

The architecture of the buildings enhances system performance, reduces overall costs and facilitates faster and easier implementation of the initial customer banking transactions and subsequent banking relationships. The design of the buildings provides for good customer and employees relationships, as well as the proper usage and functions on a daily processing and handling of transactions. The applications are designed for easy usage for both customers and staff with the state-of-the-art equipment to be compatible with personal productivity.

The products which the Bank offers are the normal and customary banking services. What makes Towne Bank different is the systems used to provide the most complete and correct documents for the customer and the Bank at the time of origination of the accounts. The computers and software are of the most current systems and programs available.

The Bank has hired experienced employees in the banking industry. As the Bank grows and develops, and as additional employees are required, the Bank has partnered with a human resource company. Their expertise will keep the Bank informed on current personnel policy issues and requirements.

The Bank offers a wide range of commercial and retail banking services.
Products are comprised of traditional bank services such as consumer loans, commercial and individual real estate loans, agricultural, small and medium sized business loans as well as personal loans. The Bank also offers the standard business and individual checking accounts, money market accounts, savings and certificate of deposit accounts. Also, the Bank has all of the additional services, such as credit cards, access cards, safe deposit boxes, drive-up windows, wire transfer and night depository. The Bank has implemented operational controls as well as the necessary reporting requirements for the continued growth of the Bank. Management is a part of the day to day operation, with timely and local decisions made for the Bank's customers.



Financial Condition

The Company applied for regulatory approvals, recruited and hired personnel, and performed significant financial planning relating to the formation of the Towne Bank (the Bank). On October 11, 1996, the Company received final approval of regulatory authorities to purchase 100 percent of the common stock of the Bank, a Federal Reserve member bank formed under the laws of the State of Ohio and insured by the Federal Deposit Insurance Corporation. The Company was approved as a bank holding company by the Board of Govenors of the Federal Reserve System, pursuant to the Bank Holding Company Act of 1956, as amended.

Currently, the Company has no other business activity other than acting as the holding company for Towne Bank. As a result, the following discussion relates primarily to the activities of Towne Bank. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in this report.

The Company's results of operations are dependent upon the growth of the Bank and the resulting net interest income, which is the difference ("spread") between the interest income earned on the loans, securities, and investment portfolio and the cost of funds, consisting of interest paid on deposits and borrowed money. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. The Company's profitability is also affected by loan fee income, provisions for loan losses, service charges, operating expenses and income taxes.

The Company's revenues are derived primarily from interest on mortgage loans, commercial loans, consumer loans and investment securities, as well as income from service charges and loan origination fees. The Company's operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. The Company's results of operation are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, governmental policies actions of regulatory authorities.

The Company and the Bank have an office located in Perrysburg, which is located in Wood County, Ohio. The Perrysburg office opened for business on October 15, 1996. The Bank has another office located in Sylvania, which is located in Lucas County, Ohio. The Sylvania office of the Bank opened for business on January 13, l997.

The Bank is a community financial institution offering a variety of services to meet the needs of the local communities. The Bank attracts deposits from the general public and pursues such deposits, together with other funds, to originate one to four family residential mortgage loans and other consumer loans. The Bank also originates residential construction, commercial business and agricultural loans. Deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation ("FDIC"). The Bank invests in securities issued by the U.S. government or agencies of the U.S. government, as well as mortgage-backed securities insured or guaranteed by federal agencies. The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations and any current recommendations by the regulators which would have a material effect if implemented.

Total assets of the Company were $12,994,091 at December 31, 1996, compared to $4,728,897 at December 31, 1995. The increase was primarily attributable to the opening of the Bank, which resulted in deposits of $6,505,572 as of December 31, 1996. Deposits were obtained primarily from individuals and businesses in the market area. These funds were invested in federal funds, investment securities and loans.

Short term investments are in federal funds sold of $5,429,000 as of December 31, 1996. These funds are invested overnight with up to eleven different banks with a Standard and Poor rating of A- or better. Investment securities were $3,389,270 as of December 31, 1996. Securities are designated as held-to-maturity or available-for-sale.

Net loans receivable were $1,102,913 as of December 31, l996 and consisted of real estate residential mortgages of $682,138; commercial loans of $233,015; consumer loans of $136,810 and the balance included other loans less deferred loan fees and the allowance for loan losses.

Net premises and equipment was $2,499,349 as of December 31, 1996. This includes $2,500,000 relating to the capital leases of two banking offices, equipment of $59,766 and accumulated depreciation of $60,417.



Comparison Of Results Of Operations For The Years Ended December 31, 1996 And
1995

The net loss for 1996 was $873,361, compared to net income for 1995 of $127,643. The 1996 net loss reflects the impact of the one time costs of the new bank start-up. The planned asset growth will reduce the net operating loss for 1997. The continued steady growth will produce net income by the end of the second full year of operation.

Net interest income is the largest component of income for the Company, and consists of the difference between interest income generated on interest earning assets and interest expense incurred on interest bearing liabilities. The interest income is primarily affected by the volumes, interest rates and composition of interest earning assets and interest bearing liabilities.

The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as prevailing general economic conditions and considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. Management believes that the allowance for loan losses as of December 31, 1996, is adequate to absorb potential losses of the present loan portfolio; however, future additions to the allowance may be necessary based on changes in economic conditions. The provision for loan losses was $20,000 for 1996.

Non-interest expenses were $1,041,256 for 1996, primarily consisting of salaries and benefits expense, occupancy expenses and other operating expenses. Salaries and benefits reflect the hiring of personnel for the opening of the two banking offices. Increases in occupancy expenses were due to the leasing of the two banking offices. Other operating expenses increased because of the start-up costs incurred in the areas of advertising, printing and supplies along with the normal operating expenses of the Bank since it opened in October, 1996. Also, increased expenses for professional fees and litigation costs related to a lawsuit with a former organizer of the Company.

Interest Rate Sensitivity

Interest rate sensitivity is determined by the amount of interest earning assets and interest bearing liabilities repricing within a specific time period, and the magnitude by which interest rates change on the various types of interest earning assets and interest bearing liabilities. One tool used by management to assist in the measurement of interest rate sensitivity and to monitor the Company's liquidity position is static gap analysis. Interest rate sensitivity management aims at achieving reasonable stability in the net interest margin through periods of changing interest rates.

The Company's goal is to avoid a significant fluctuation in the net interest margin and thus an adverse impact on the profitability, in periods of changing interest rates. However, it is also necessary to analyze future interest margins based on the repricing characteristics of the Company's earning assets and interest bearing deposits in the varying magnitude by which interest rates may change in each of the various earning assets and interest bearing deposit accounts. In periods of prolonged significant interest rates declines, the interest margin may adversely be affected when investments and loans reprice downward more than the interest rate on interest bearing deposits, and when fixed rate loans are refinanced in advance of their scheduled maturity.



Liquidity

In basic banking terms, liquidity relates to the ability to convert assets into cash or to acquire deposit funds in order to meet the cash withdrawal needs of depositors or to provide funds for borrowers. In a more complex business environment, it also represents the availability to fund expanding operations, allow for contingencies and provide investment opportunities for the Company.

The Company manages liquidity to meet the cash flow needs of customers, such as borrowing and deposit withdrawals, while at the same time striving to maximize the yield on investments and loans. To meet these cash flow requirements and also to improve and expand service in existing markets there must be sufficient sources of liquid funds and adequate capital. The major sources of asset liquidity are federal funds sold and that portion of the securities portfolio which matures within one year. These sources are supplemented by new deposit growth and by loans that are paid during the period. The Company has and expects to continue to have more than sufficient funds to meet the liquidity requirements.




Capital Resources

Capital provides the foundation for future growth and expansion. The major component of capital is the Company shareholders' equity. The adequacy of capital can be evaluated based on guidelines established by banking regulatory agencies. The risk-based capital requirements assign risk weights to on-and-off balance sheet items in arriving at total risk-adjusted assets. Regulatory capital is divided by the computed total of risk-adjusted assets to arrive at the capital measure. The regulatory minimum total capital ratio is 8%. Due to the issuance of over $4,480,000 in common stock and the start-up nature of the Bank, both the Company and the Bank are well capitalized.



Future Outlook

The Company's philosophy is based on intentions to be a "family" of community offices, which operate under the direction and supervision of the management team and Board of Directors. The Company strives to maintain quality and service oriented personnel, dedicated to controlled growth and sustained profitability, together with the community banking concept in an ever changing and increasingly competitive environment. The Company has designed the policies regarding asset/liability management, liquidity, lending, investment strategy and expenses control to provide steady growth in assets and earnings.

One of the goals is to increase wealth for our shareholders. We must do this while never forgetting the value of our Bank, our responsibility to our staff, the communities in which we serve and the high quality standards of our work. We must always operate in an ethical way and never take the expedient path.

Another goal is to increase productivity through superior work. Building upon the conviction that doing it better pays off, that short cuts lead to short term earnings and that setting the highest standards drives the highest results.
The rush to mediocrity, to short-term results, and the acceptance of the lowest common service denominator does not work. The believe in always striving for excellence is paramount. The Company has an obligation to fulfill that tradition. Because many other corporations and individuals may not share these beliefs, or because they may have shorter-term financial needs, or because they may be run for management by management, when entering into shared relationships, the Company should not give up control. Achieving excellence should be fun and it will be reflected in the quality of our products and service.

                                   TOWNE
                                BANCORP, INC.
                              Perrysburg, Ohio

                                CONSOLIDATED
                            FINANCIAL STATEMENTS

                              December 31, 1996














                         TABLE OF CONTENTS








                                                      PAGE

INDEPENDENT AUDITOR'S REPORT                           11


FINANCIAL STATEMENTS

	Consolidated Balance Sheet                            12

	Consolidated Statements of Operations	                13

	Consolidated Statements of Stockholders' Equity       14

	Consolidated Statements of Cash Flows                 15

	Summary of Significant Accounting Policies            16

	Notes to Consolidated Financial Statements	           19

Independent Auditor's Report




Stockholders and Board of Directors
Towne Bancorp, Inc.
Perrysburg, Ohio


We have audited the accompanying consolidated balance sheet of Towne Bancorp, Inc. and its subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Towne Bancorp, Inc. and its subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                              	CLIFTON GUNDERSON LTD.


Toledo, Ohio
February 13, 1997

                              TOWNE BANCORP, INC.
                         CONSOLIDATED BALANCE SHEET
                              December 31, 1996

	ASSETS

CASH AND CASH EQUIVALENTS
	Cash and due from banks                    	$  	383,547
	Federal funds sold		                          5,429,000

		Total cash and cash equivalents	            	5,812,547

INVESTMENT SECURITIES
	Available-for-sale, at market value          	1,396,103
	Held-to-maturity, at amortized cost, market
 value of $1,987,064                         		1,993,167

			Total investment securities               		3,389,270

LOANS RECEIVABLE, net of allowance for loan
  losses of $20,000                           	1,102,913
PREMISES AND EQUIPMENT, net                   	2,499,349
OTHER ASSETS		                                   190,012

TOTAL ASSETS                               	$	12,994,091

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
	Deposits:
		Demand accounts	                          $   	515,413
		Savings accounts	                              317,278
		Certificates of deposit and other time
  accounts                                   		5,672,881

			Total deposits                             	6,505,572

	Capital lease obligations                    	2,500,000
	Accrued interest, taxes and other liabilities 		284,975

			Total liabilities	                         	9,290,547

STOCKHOLDERS' EQUITY
	Common stock, without par value.  Authorized
 800,000 shares		issued and outstanding
 370,761 shares at stated value                  	370,761
	Surplus	                                       4,111,772
	Accumulated deficit	                            (781,224)
	Net unrealized holding gain on investment
 securities	available-for-sale	                    	2,235

			Total stockholders' equity                 		3,703,544

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	  $	12,994,091

                          TOWNE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996 and 1995


                                      	  1996	           1995
INTEREST INCOME
	Interest and fees on loans          	$	13,614        	$	-
	Interest and dividends on investment
 securities:
		U.S. Treasury securities	              8,010	          -
		Obligations of U.S. Government
  agencies	and corporations	            11,972          	-
	Interest on deposits in other bank,
  escrow account	                      110,570	         358,819
	Interest on federal funds sold		       52,789	         	-

				Total interest income		            196,955		        358,819

INTEREST EXPENSE
	Deposits                              	42,233	          -
	Common stock, escrow account	          -              	172,369
	Organizer advances		                      481         		11,868

				Total interest expense		            42,714		        184,237

				Net interest income               	154,241         	174,582

PROVISION FOR LOAN LOSSES             		20,000         		-

				Net interest income after provision
					for loan losses                 		134,241	        	174,582

NON-INTEREST INCOME
	Service charges on deposit accounts    	1,535	          -
	Other operating income	                  	519	         	-

				Total non-interest income          		2,054         		-

NON-INTEREST EXPENSES
	Salaries, wages and employee benefits	350,886          	-
	Net occupancy expenses, including
  capital lease interest	              228,170	           3,525
	Other operating expenses		            462,200         		11,814

				Total non-interest expenses		    1,041,256	         	15,339

				Income (loss) before federal
      income taxes                   	(904,961)        	159,243

PROVISION (CREDIT) FOR FEDERAL
INCOME TAXES	                         	(31,600)        		31,600

NET INCOME (LOSS)	                  $	(873,361)      	$	127,643

NET INCOME (LOSS) PER SHARE	$	(2.38)	$	2.73

                        TOWNE BANCORP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years ended December 31, 1996 and 1995


                                                 	Retained      	Net
	                                                 earnings	   unrealized
	                     Common stock	            (accumulated    	holding
	                   Shares	Amount    	Surplus	    deficit)       	gain
BALANCE AT
	DECEMBER 31, 1994 	6,500	$	6,500   	$	74,750     	$	(35,506)     	$	-

Issuance of common
 stock           	348,464	348,464	  4,007,336	           -          	-

Deferred selling
 costs	charged
 to surplus         	-      	-      	(146,105)	          -          	-

Net income for
 1995	              	-     		-         		-         		127,643       		-

BALANCE AT
	DECEMBER 31,
 1995           	354,964	354,964	   3,935,981        	92,137        	-

Issuance of
common stock     	23,650 	23,650     	292,771           	-          	-

Purchases of
common stock     	(7,853)	(7,853)	   (103,931)          	-          	-

Deferred selling costs
	charged to surplus 	-      	-       	(13,049)          	-          	-

Net loss for 1996   	-      	-          	-         	(873,361)       	-

Change in net
unrealized	holding
gain for 1996	      	-      		-        		-               		-      		2,235

BALANCE AT
DECEMBER 31,
1996           	370,761	$	370,761	 $	4,111,772    	$	(781,224)   	$	2,235

                              TOWNE BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995


                                               	1996              	1995
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income (loss)                        	$	(873,361)        	$	127,643
	Adjustments to reconcile net income (loss) to net cash
		provided by (used in) operating activities:
			Depreciation and amortization	              66,209             	4,226
			Interest expense - common stock, escrow account	-            	167,983
			Provision for loan losses	                  20,000                	-
			Accretion of investment securities discounts, net of
				premium amortization                        	(300)               	-
			Expenses paid directly by organizers        	6,511             	6,603
			Increase in other assets	                 (129,795)          	(74,364)
			Increase (decrease) in accrued interest, taxes
				and other liabilities	                   	(24,440)         		309,415

				Net cash provided by (used in)
					operating activities	                  	(935,176)         		541,506

CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from sale of premises under
		sale-leaseback agreement	                 1,496,510               	-
	Purchases of investment securities:
		Available-for-sale	                      (1,393,750)              	-
		Held-to-maturity	                        (1,992,985)              	-
	Net increase in loans receivable	         (1,122,913)	              -
	Additions to premises and equipment		       (892,446)		       (663,830)

				Net cash used in investing activities		(3,905,584)		       (663,830)

CASH FLOWS FROM FINANCING ACTIVITIES
	Net increase in deposits	                  6,505,572               	-
	Proceeds from issuance of common stock	      316,421        	4,187,817
	Purchase of common stock	                   (111,784)              	-
	Repayment of advances from organizers, net		 (49,349)        		(73,200)

				Net cash provided by financing
     activities                            		6,660,860      		4,114,617

INCREASE IN CASH AND CASH EQUIVALENTS       	1,820,100       	3,992,293

CASH AND CASH EQUIVALENTS AT
	BEGINNING OF YEAR                         		3,992,447            		154

CASH AND CASH EQUIVALENTS AT
	END OF YEAR	                              $	5,812,547	     $	3,992,447

                          TOWNE BANCORP, INC.
               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                          December 31, 1996


Towne Bancorp, Inc. ("the Company") was incorporated on April 1, 1992 in the state of Ohio. The Company is a bank holding company and has one wholly-owned subsidiary, Towne Bank ("the Bank"). The Company, through its subsidiary, operates in one industry segment, the commercial banking industry. The Bank, an Ohio chartered bank, was organized in 1995 and has offices in Perrysburg and Sylvania, Ohio. The Perrysburg office was opened in October 1996 and the Sylvania office opened in January 1997. The Bank's primary market areas are northern Wood County and Lucas County. The Bank's customers are predominantly small and middle-market businesses and individuals.

Significant accounting policies followed by the Company in preparing its consolidated financial statements are presented below.


USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period.
The most significant areas involving the use of management's estimates and assumptions are the allowance for loan losses and depreciation and amortization of premises and equipment. Actual results could differ from those estimates.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


CASH AND CASH EQUIVALENTS

The Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance for the period ended December 31, 1996 approximated $25,000.

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold which mature overnight or within three days.


INVESTMENT SECURITIES

The Bank's investment securities are designated as held-to-maturity or available -for-sale. Securities designated as held-to-maturity are carried at their amortized cost. All other securities are classified as available-for-sale. Securities designated as available-for-sale are carried at market value, with unrealized gains and losses on such securities recognized as a separate component of stockholders' equity. The Bank has no trading securities.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on sales of investment securities are accounted for on a completed transaction basis, using the specific identification method, and are included in non-interest income.

                          TOWNE BANCORP, INC.
               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                          December 31, 1996


LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at their outstanding principal amount, adjusted for loan fees and costs and net of an allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The determination of the balance of the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, value of any underlying collateral, current economic conditions, and such other factors as management believes requires current recognition in estimating possible loan losses. Various regulatory agencies, as part of their examination process, will periodically review the Bank's allowance for loan losses. Such agencies may require Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.


PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred, and expenditures which materially increase values or extend useful lives are capitalized. Upon the sale or disposition of the assets, the difference between the depreciated cost and proceeds is charged or credited to income.

The cost of premises, which is recorded under two capital leases, is being amortized on the straight-line method over the 20 year term of the leases. Equipment is depreciated based on the estimated useful lives of the individual assets, ranging from 3 to 7 years, using the straight-line method.


ORGANIZATIONAL COSTS, STOCK OFFERING COSTS AND
	PRE-OPENING EXPENSES

Certain costs incurred in organizing the Company, as well as costs incurred to organize the Bank were deferred and are being amortized to expense on the straight-line method over a five-year period. All costs related to the issuance of the Company's common stock were initially deferred and subsequently charged against surplus upon issuance of the shares.

Most other expenses incurred prior to the opening of the Bank were charged against operations, except for certain pre-opening expenses of the Bank which were deferred. Substantially all deferred pre-opening expenses were subsequently charged to expense when the Bank opened its Perrysburg office in October 1996, as described in Note 7.

                        TOWNE BANCORP, INC.
              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        December 31, 1996


FEDERAL INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset is subject to a valuation allowance provided for that portion of the asset for which it is more likely than not that it will not be realized.

The Company and the Bank are not currently subject to state and local income taxes.


PER SHARE DATA

Income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year (366,689 in 1996 and 46,728 in 1995).

                           TOWNE BANCORP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996


NOTE 1 - INVESTMENT SECURITIES

The amortized cost and market value of investment securities as of December 31,
 1996 are as follows:
                                        	  	Gross	      Gross
	                              Amortized 	unrealized 	unrealized	  Market
                                	cost	       gains     	losses	     value
Available-for-sale:
	U.S. Treasury securities	    $	600,425   	$	1,659       	$	-    	$	602,084
	Obligations of U.S. Government
		agencies and corporations	    697,443     	1,256         	680    	698,019
	Federal Reserve Bank of
		Cleveland stock		              96,000		       -         		-      		96,000
				Total available-for-sale		1,393,868	     	2,915       		680 		1,396,103
Held-to-maturity:
	U.S. Treasury securities	      494,335	        -        	1,838	    492,497
	Obligations of U.S. Government
		agencies and corporations	 	1,498,832		       -       		4,265	 	1,494,567
	Total held-to-maturity		     1,993,167	       	-       		6,103 		1,987,064

Total                      	$	3,387,035    	$	2,915	    $	6,783	$	3,383,167

The amortized cost and market value of investment securities at December 31,
1996, by contractual maturity, are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	                           		Available-for-sale			Held-to-maturity
                             	Amortized  	Market   	Amortized   	Market
	                              	cost      value       	cost     	value

Due in one year or less     	$	399,734 	$	399,940  	$	200,396	  $	200,328
Due after one year through
	five years	                   898,134	   900,163  	1,792,771  	1,786,736
Other security having no
	maturity date	                	96,000		   96,000	       	-       		-

Total                     	$	1,393,868	$	1,396,103	$	1,993,167	$	1,987,064

NOTE 2 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 1996 consist of the following:
Commercial	                                                  $	233,015
Real estate - residential mortgage                            	682,138
Real estate - construction	                                     76,040
Consumer		                                                     136,810
	                                                            1,128,003
Less:	Deferred loan fees	                                       (5,090)
	Allowance for loan losses		                                   (20,000)

Net loans receivable                                      	$	1,102,913

                            TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996


NOTE 2 - LOANS RECEIVABLE AND ALLOWANCE
	FOR LOAN LOSSES (CONTINUED)

Fixed rate loans approximated $160,000 at December 31, 1996. The Bank had no impaired loans at December 31, 1996.

The following represents a summary of the activity in the allowance for loan losses for the year ended December 31, 1996:

Balance at beginning of year                 	$	-
Provision charged to operations		               20,000

Balance at end of year                       	$	20,000

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, may at times be loan customers of the Bank. Such loans are made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.
Such loans approximated $80,000 at December 31, 1996. The following is a summary of activity during 1996 for such loans:

        	Balance at                                       	Balance
        	beginning	        Additions	      Repayments	      at end

         	$	-             	$	80,000         	$	-         	$	80,000


NOTE 3 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 1996:

Premises - capital leases                  	$	2,500,000
Equipment                                      		59,766
                                             	2,559,766
Accumulated depreciation and amortization	      	60,417

Premises and equipment, net                	$	2,499,349

Depreciation and amortization of premises and equipment amounted to $60,417 in 1996 (none in 1995). All of the accumulated depreciation and amortization at December 31, 1996 related to the premises - capital leases. See Note 5 for details of capital leases.


NOTE 4 - DEPOSITS

Time deposits at December 31, 1996 include individual deposits of $100,000 and over which amounted to approximately $1,923,000. Interest expense on time deposits of $100,000 or more amounted to approximately $11,000 for 1996.

At December 31, 1996, the scheduled maturities of certificates of deposit and other time accounts are as follows:

1997                                	$  	666,352
1998	                                  4,609,800
2001                                   		396,729

Total                               	$	5,672,881

                                TOWNE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 1996


NOTE 5 - CAPITAL LEASE OBLIGATIONS

In September 1995, the Company entered into a lease agreement with the lessor agreeing to construct a banking facility in Perrysburg, Ohio to be used by the Company's subsidiary. The lessor agreed to pay a maximum of $1,000,000, with any excess costs to be paid by the Company. Upon completion of the facility in February 1996, the Company accepted possession of the facilities and recorded a capital lease obligation amounting to $1,000,000. Under the terms of the lease agreement, the Company has agreed to make monthly payments of $8,500 through February 1999, and monthly payments of $9,417, subject to periodic inflationary increases, through February 2016. The lease also requires a $25,000 payment at the end of each lease year (as defined). For financial reporting purposes, interest has been imputed at the annual rate of 12.10%.

In August 1996, the Company received $1,496,510 from the sale of land and a banking facility under construction in Sylvania, Ohio. There was no gain or loss recognized on the sale. Immediately following the sale, the Company entered into a lease agreement with the purchaser of the property and recorded a capital lease obligation amounting to $1,500,000. Under the terms of the lease agreement, the Company has agreed to make monthly payments of $12,000 through September 1999, and monthly payments of $13,107, subject to periodic inflationary increases, through September 2016. The lease also requires a $34,000 payment at the end of each lease year (as defined). For financial reporting purposes, interest has been imputed at the annual rate of 10.97%.

The balance due on the capital lease obligations remained $2,500,000 at December 31, 1996 since the payments stipulated in the lease agreements were not sufficient to cover imputed interest. Accrued interest payable of $21,774 is included in the December 31, 1996 consolidated balance sheet.

Interest expense of $142,774 and amortization of capitalized lease premises of $60,417 is included in net occupancy expenses in the 1996 consolidated statement of operations.


NOTE 6 - STOCKHOLDERS' EQUITY

The organizers of the Company purchased a total of 6,500 shares of common stock, without par value, at $12.50 per share. In July 1992, the Company initiated a public offering of its common stock, also at $12.50 per share. Over a period of approximately three years, the organizers actively sought, without compensation, subscriptions to purchase the common shares of the Company. All subscription payments were deposited with a bank escrow agent and the subscribers earned interest on amounts paid at an amount equal to the passbook savings rate of the escrow agent. A significant portion of the interest earned by the subscribers was ultimately paid through the issuance of additional shares of the Company's common stock.

In November 1995, the initial offering of the common stock was completed and the escrow agent issued 348,464 shares at a value of $4,355,800, including $167,983 of accrued interest expense due the subscribers. Since such date, additional shares have been issued and purchased at various prices per share.

                         TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996


NOTE 7 - NON-INTEREST EXPENSES

Upon the opening of the Perrysburg office in October 1996, $311,191 of deferred pre-opening expenses, principally salaries, wages and employee benefits and outside services incurred in 1996, were charged to operations.

The following is a summary of other operating expenses for 1996 and 1995:
                                         		1996	               1995
Advertising, printing, and supplies	    $	111,667	          $  	4,707
Professional fees, litigation and
 settlements                             	172,348	               -
Equipment rent                            	54,079               	-
Insurance                                 	41,675               	-
Outside services	                          42,479               	-
Other expenses	                           	39,952             		7,107

Total other operating expenses	         $	462,200           	$ 	11,814

NOTE 8 - FEDERAL INCOME TAXES

The provision (credit) for federal income taxes for the years ended December
31, 1996 and 1995 amounted to ($31,600) and $31,600, respectively.  The actual provision (credit) for income taxes attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes as a result of the following:
                                               		1996	                1995

Expected tax using statutory tax rate of 34%	$	(307,700)          	$	54,100
Impact of the following:
	Increase in the valuation allowance for
  deferred tax assets                           	272,800                	-
	Surtax exemption and other items, net	           	3,300		          (22,500)

Total                                      	 		$	(31,600)         	$	31,600

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1996 are presented below:

Net operating loss carryforward                  	$	119,800
Allowance for loan losses                            	6,800
Pre-opening costs                                  	101,400
Capital leases                                      	27,900
Accrued expenses and other	                         	16,900

                                                 			272,800
Less valuation allowance                          		272,800

Total deferred tax assets, net of valuation allowance	$	-

At December 31, 1996, the Company has a net operating loss carryforward approximating $352,500, which is available to reduce future regular federal taxable income. Such carryforward expires in 2011.

                              TOWNE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


NOTE 8 - FEDERAL INCOME TAXES (CONTINUED)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are available.

Due to the start-up nature of the Company's operations and the uncertainty as to when the operations will generate future taxable income, a valuation allowance of $272,800 was established at December 31, 1996 to eliminate all deferred tax assets.

Refundable federal income taxes, resulting from a carryback claim for taxes paid in 1995, amounted to $22,290 at December 31, 1996, and is included in other assets in the consolidated balance sheet.


NOTE 9 - RETIREMENT PLAN

Employees of the Bank who meet certain eligibility requirements may elect to participate in a 401(k) plan administered by Great Lakes Pension Services. Under the Plan, the Bank matches a percentage of employee contributions up to limits specified in the Plan. The Bank's contribution for 1996 amounted to $2,861.


NOTE 10 - LEASE COMMITMENTS

At December 31, 1996, future minimum lease payments were as follows:

                                           	Capital        	Operating
                                           	leases          	leases
Year ending December 31:
	1997	                                    $	305,000        	$	143,614
	1998	                                      305,000          	143,614
	1999	                                      317,496          	143,614
	2000	                                      329,296          	143,614
	2001                                      	329,296           	52,932
	Thereafter		                             4,805,947            		-
	Total minimum lease payments	            6,392,035	        $	627,388
Less amount representing interest		       3,892,035

Present value of minimum capital
 lease payments                        	$	2,500,000

In addition to the minimum lease payments on the capital lease agreements, the Company is responsible for real estate taxes and insurance for the properties.

For 1996 and 1995, rent expense under various operating lease agreements and other short-term lease arrangements approximated $73,500 and $3,500, respectively.

                             TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are loan commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheet. The contract amount of these instruments reflects the extent of involvement the Bank has in these financial instruments.

The Bank's exposure to credit loss in the event of the nonperformance by the other party to the financial instruments for loan commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making loan commitments as it does for on-balance sheet loans.

Financial instruments whose contract amount represents credit risk approximated the following amounts at December 31, 1996:

Commitments to extend credit                         	$	578,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.


NOTE 12 - REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1996, that the Company and Bank meet all capital adequacy requirements to which it is subject.

                           TOWNE BANCORP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996


NOTE 12 - REGULATORY MATTERS (CONTINUED)

As of December 31, 1996, the Company and Bank are classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table must be maintained.

The actual capital amounts and ratios of the Company and Bank as of December 31,
1996 are also presented in the table.
                                                                		To be
	                                             For           	"well capitalized"
	                                            capital            	under prompt
                                           	 adequacy	            corrective
		                           Actual      			purposes        		action provisions
                        	Amount  	Ratio	   Amount  Ratio     Amount	   Ratio
	(Dollars in thousands)
As of December 31, 1996:
	Total Capital (to Risk
		Weighted Assets)
			Consolidated	       $	3,722	>  28.6%  	$	1,040	> 8.0%  	$	1,299	> 10.0%
			Bank		                3,480	>  33.0	      	843	> 8.0	    	1,053	> 10.0

	Tier I Capital (to Risk
		Weighted Assets)
			Consolidated	         3,702	>  28.5       	520	> 4.0       	780	>   6.0
			Bank		                3,460	>  32.9      		421	> 4.0	      	632	>   6.0

	Tier I Capital (to
		Average Assets)
			Consolidated         	3,702	>  45.4       	326	> 4.0	       408	>   5.0
			Bank (*)	            	3,460	>  41.9	      	330	> 4.0		      412	>   5.0


	* Average assets of Bank determined for period October 15, 1996 to December 31, 1996.


On a parent company only basis, the Company's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, no amount was available for dividends at December 31, 1996. without the need to obtain the approval of the State of Ohio Division of Financial Institutions.

The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid. The Company does not anticipate the paying of any dividends until the Bank has increased its assets to the point of being profitable.

                           TOWNE BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 1996 and for the years ended December 31, 1996 and 1995 are as follows:

		BALANCE SHEET

Assets:
	Cash                                               		$  	448,599
	Investment in subsidiary	                              3,461,721
	Premises under capital lease, net	                     2,439,583
	Other asset - refundable federal income taxes	           	22,290

Total assets                                         	$	6,372,193

Liabilities:
	Capital lease obligations                           	$	2,500,000
	Accrued interest and other liabilities	                 	168,649
			Total liabilities	                                  	2,668,649

Stockholders' equity:
	Common stock                                            	370,761
	Surplus                                               	4,111,772
	Accumulated deficit                                    	(781,224)
	Net unrealized holding gain on securities available-
 for-sale		                                                 2,235
	Total stockholders' equity		                           3,703,544

Total liabilities and stockholders' equity	           $	6,372,193


	STATEMENTS OF OPERATIONS                	  1996	          1995

Interest income	                         $	110,570     	$	358,819
Interest expense		                             481		      184,237
	Net interest income		                     110,089	      	174,582
Net occupancy expenses                    	199,452	         3,525
Other operating expenses		                 275,084       		11,814
		Total non-interest expenses	            	474,536	       	15,339
		Income (loss) before federal income
  taxes                                  	(364,447)	      159,243
Provision (credit) for federal income
  taxes                                  		(31,600)      		31,600
		Income (loss) before equity in
			net loss of subsidiary                	(332,847)      	127,643
Equity in net loss of subsidiary	        	(540,514)	        	-

Net income (loss)                      	$	(873,361)    	$	127,643

                           TOWNE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL
	INFORMATION (CONTINUED)

	STATEMENTS OF CASH FLOWS	                         1996	           1995
Operating activities:
	Net income (loss)	                           $	 (873,361)     	$	127,643
	Adjustments:
		Depreciation and amortization	                   65,543	          4,226
		Interest expense - common stock, escrow account	   -           	167,983
		Equity in net loss of subsidiary	               540,514	           -
		Expenses paid directly by organizers	             6,511          	6,603
		Increase in other assets	                       (84,907)       	(74,364)
		Increase (decrease) in other liabilities		     (115,512)      		309,415
				Net cash provided by (used in) operating
        activities	                             	(461,212)      		541,506
Investing activities:
	Investment in subsidiary                     	(3,855,000)          	-
	Proceeds from sale-leaseback agreement	        1,496,510           	-
	Additions to premises and equipment		           (879,434)	     	(663,830)
				Net cash used in investing activities	    	(3,237,924)     		(663,830)
Financing activities:
	Proceeds from issuance of common stock          	316,421      	4,187,817
	Purchase of common stock	                       (111,784)          	-
	Repayment of advances from organizers, net     		(49,349)      		(73,200)
		Net cash provided by financing activities		     155,288     		4,114,617
		Increase (decrease) in cash	                 (3,543,848)     	3,992,293
Cash at beginning of year	                     	3,992,447           		154
Cash at end of year                            	$	448,599    	$	3,992,447

Supplemental Disclosures:
	Cash paid during the year for:
		Interest                                     	$ 	 122,886     	$	10,463
		Federal income taxes	                         $   	23,474     	$	-
	Non-cash investing and financing activities:
		Capital lease obligations	                    $	2,500,000	     $	-
		Common stock issued in lieu of paying
   interest                                    	$	-             	$	167,983
		Assets transferred to the Bank as part of
   capitalization	                              $  	145,000     	$	-
		Transfer pre-opening costs and related
   payable to Bank	                             $   	25,254     	$	-
		Deferred selling costs charged to surplus	    $   	13,049     	$	146,105
		Deferred selling costs paid directly by
   organizers                                  	$    	6,438	     $ 	23,597

                            TOWNE BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Bank's principal financial instruments, as defined by the Financial Accounting Standards Board's Statement
of Financial Accounting Standards No. 107, "Disclosures About Fair Value of
Financial Instruments", are as follows at December 31, 1996:
                                               	Carrying	        Fair
	                                                amount        	value
Financial assets:
	Cash and cash equivalents                   	$	5,812,547   	$	5,812,547
	Investment securities	                         3,389,270     	3,383,167
	Loans receivable, net	                         1,102,913     	1,102,913
	Accrued interest receivable		                     46,970		       46,970

Total	                                      	$	10,351,700  	$	10,345,597

Financial liabilities:
	Deposits                                    	$	6,505,572   	$	6,516,714
	Capital lease obligations	                     2,500,000	     2,500,000
	Accrued interest, taxes and other expenses		     284,975      		284,975

Total		                                       $	9,290,547   	$	9,301,689

The Bank also has unrecognized financial instruments at December 31, 1996. These financial instruments relate to commitments to extend credit. The contract amount of such financial instruments total approximately $578,000 at December 31, 1996. Such amount is also considered to be the estimated fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown above:

Cash and cash equivalents:

Because of the short maturity of cash equivalents, the carrying amount reported in the consolidated balance sheet approximates fair value.

Investment securities:

The fair value of investment securities is determined based on quoted market prices of the individual securities or, if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs.

Loans receivable:

Fair value for loans receivable was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is a reasonable estimate of fair value. For fixed rate and other loans the fair value is estimated based on estimated discounted cash flows using current interest rates. Such computations consider weighted average rates and terms of the portfolio, and are adjusted for credit and interest rate risk inherent in the loans. Since all loans were made in the period of October to December 1996 and there has not been a change in interest rates, carrying value approximates fair value.

                         TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposit liabilities:

The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit and other time accounts is estimated using the rates offered at year end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Other financial instruments:

The fair value of accrued interest receivable and accrued interest, taxes and other expenses is determined to be the carrying amount.

The fair value of capital lease obligations is determined to be the carrying amount since the interest rates on such amounts are considered to be reasonably close to current rates.

The fair value of commitments to extend credit is determined to be the contract amount since these financial instruments generally repre at existing rates.


NOTE 15 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 becomes effective for transactions occurring after December 31, 1996, except that certain provisions of Statement 125 have been deferred by Statement 127. Statement 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assts is received in exchange. Statement 125 also establishes standards on the initial recognition and measurment of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement.

Statement 125 also requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, Statement 125 requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor.

Management does not believe the application of Statement 125 to transactions of the Bank will materially affect the Company's consolidated financial position and results of operations.


                                TOWNE BANCORP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 16 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Consolidated supplemental cash flow disclosures consisted of the following for the years ended December 31, 1996 and 1995:
                                                    	1996        	1995
Cash paid during the year for:
	Interest, including $121,000 in 1996 relating to
		capital lease obligations                      	$  	148,484     	$ 	10,463

	Federal income taxes                            	$   	23,474     	$	-

Non-cash investing and financing activities:
	Capital lease obligations                       	$	2,500,000      	$	-

	Common stock issued in lieu of paying interest  	$	-              	$	167,983

	Deferred selling costs charged to surplus       	$   	13,049	      $	146,105

	Deferred selling costs paid directly by
 organizers	                                      $    	6,438	      $ 	23,597

	Change in net unrealized holding gain on
		available-for-sale investment securities	       $    	2,235      	$	-


NOTE 17 - CONTINGENT LIABILITIES


In the normal course of business, the Company and its subsidiary may be involved in various legal actions, but in the opinion of management and its legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Description Of The Company

Towne Bancorp, Inc. (the "Company"), a single bank holding company, was incorporated in April 1992. The Company's initial offering of its common stock was completed in November 1995 with the issuance of 348,464 shares of common stock at a value of $4,355,800 ($12.50 per share). The organizers of the Company had previously purchased 6,500 shares of common stock at a value of $81,250 (also $12.50 per share). The Company's operating subsidiary, Towne Bank (the "Bank"), is an Ohio chartered bank and was incorporated in 1995.


The Bank offers a range of commercial and retail banking services through the two offices located in Perrysburg and Sylvania, Ohio. The Perrysburg office was opened in October 1996 and the Sylvania office opened in January 1997. Products are comprised of traditional banking services such as consumer, commercial and real estate loans, personal and business checking accounts, savings accounts and time deposit accounts.



Market Price And Dividends For Common Stock

There is no established public trading market for the Company's Common Stock. Solely on the basis of transactions which the Company has been involved, the ranges of transaction prices for shares of Company's Common Stock for each quarterly period during 1996 and 1995 were as follows:


                                        1996                      1995
                    First Quarter      $12.50                      N/A
                    Second Quarter      14.50                      N/A
                    Third Quarter       14.50                      N/A
                    Fourth Quarter      14.50                    $12.50

No dividends have been declared by the Company on the common stock.



Properties

As of December 31, 1996, the Company leased both of the facilities. The location in Perrysburg, Ohio has approximately 5,000 square feet, a lease expiration date of February, 2016 and is used as a financial institution. The location in Sylvania, Ohio has approximately 7,000 square feet, a lease expiration date of September, 2016, and is used as a financial institution.

                             CORPORATE INFORMATION


                              TOWNE BANCORP, INC.



                            DIRECTORS & MANAGEMENT


Jerome C. Bechstein          		Director              			President and CEO

Lois A. Brigham               	Director and Secretary	  Senior Vice President

John P. Weinert	              	Director              			Retired




                                TOWNE BANK



                           DIRECTORS & MANAGEMENT


Jerome C. Bechstein			                         			Lois A. Brigham
Director							                                   Director and Secretary
President and CEO				                           		Senior Vice President


Douglas J. Kelley	                           					John P. Weinert
Chief Financial Officer				                      	Director
							                                          	Retired

Sister Ruth Marie Kachelek			                   		Charles Oswald
Director						                                   	Director
General Counsel,						                            Owner and President
Sisters Of St. Francis						                      Appliance Center

GENERAL LEGAL COUNSEL


Barkan & Robon
Toledo, Ohio


INDEPENDENT AUDITORS


Clifton Gunderson Ltd.
Toledo, Ohio


TRANSFER AGENT


Huntington Trust Company
Stock Transfer Department
Huntington Center
Columbus, Ohio



ANNUAL MEETING


The annual meeting of the stockholders of Towne Bancorp, Inc., will be held at 3:30 p.m. on April 23, 1997 at the Phoenix Lodge, Perrysburg, Ohio.



AVAILABILITY OF MORE INFORMATION

To obtain a copy of the Corporation's 1996 annual report, Form 10 KSB, filed with the Securities and Exchange Commission, please write to:

Ms. Lois A. Brigham, Secretary
Towne Bancorp, Inc.
610 E. South Boundary Street
Perrysburg, Ohio 43551-2535

                                 Exhibit 12.2

                              TOWNE BANCORP, INC.

                         Subsidiaries of the Registrant

                            		    State of             	Percentage of
  	Subsidiary	                 Incorporation          	Securities Owned

	Towne Bank (1)	                    Ohio		                  100%













(1)  The subsidiary's principal office is located in Perrysburg, Ohio.

                             Exhibit 12.3



                                           12/31/96
[CASH]                                     383547
<FED FUNDS SOLD>                           5429000
<INVESTMENTS-AVAILABLE-FOR-SALE>           1396103
<INVESTMENTS-HELD-FOR-MATURITY>            1993167
[LOANS]                                    1122913
[ALLOWANCE]                                 (20000)
<OTHER ASSETS>                             2689361
<TOTAL ASSETS>                            12994091
[DEPOSITS]                                 6505572
[LIABILITIES-OTHER]                        2784975
[COMMON]                                    370761
<OTHER-CAPITAL>                            3332783
<TOTAL LIABILITIES AND EQUITY             12994091
[INTEREST-LOAN]                              13614
[INTEREST-INVEST]                           183341
[INTEREST-EXPENSE]                           42714
[INTEREST-INCOME-NET]                       154241
[LOAN-LOSSES]                                20000
<INCOME-OTHER>                                2054
<EXPENSES-OTHER>                           1041256
[INCOME-PRETAX]                            (904961)
[CHANGES]                                   (31600)
[NET-INCOME]                               (873361)
[EPS-PRIMARY]                                (2.38)
[EPS-DILUTED]                                (2.38)
