Form 10QSB
period 1997-03-31
TOWNE BANCORP INC /OH
filed 1997-05-15
CIK 887203

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             FORM 10-QSB
                              (Mark One)
		      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                       		EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997.

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

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
subject to such filing requirements for the past 90 days.  	Yes	X		 No

X The aggregate market value of the voting stock held by non-affiliates was $5,287,498 as of January 31, 1997.

  State the number of shares outstanding of each of the issuer's classes of
  common equity, as of the latest practicable	date - 370,761 shares of common
  stock, without par value (as of March 31, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE
  Transitional Small Business Disclosure Format (Check One).	 Yes	X		No

                                  INDEX



                                                                  Page
PART I	Financial Information

	Item 1.	Financial Statements:

			Consolidated Balance Sheet                                     		3

			Consolidated Statement of Operations                           		4

			Notes to Consolidated Financial Statements                     		5

	Item 2.	Management's Discussion and Analysis                     		6


PART II		Other Information

	Item 1.	Legal Proceedings                                       		7

	Item 2.	Changes in Securities                                     7

	Item 3.	Defaults Upon Senior Securities                           7

	Item 4.	Submission of Matters to a Vote of Security Holders     		7

	Item 5.	Other Information                                        	8

	Item 6.	Exhibits and Reports on Form 8-K                          8

                                  PART I

ITEM 1.	Consolidated Balance Sheet

                             TOWNE BANCORP, INC.
                         Consolidated Balance Sheet
                     March 31, 1997 & December 31, 1996
                               (unaudited)

       	ASSETS		                      		    3/31/97		           12/31/96

CASH AND CASH EQUIVALENTS
  Cash and due from banks		          		$     523,000        	$     383,547
  Federal funds sold					                  4,647,000	       	    5,429,000
	Total cash and cash equivalents           5,170,000		           5,812,547

INVESTMENT SECURITIES
  Available-for-sale, at market value		    1,387,000	       	    1.396.103
  Held-to-maturity, at amortized cost			   1,994,000		           1,993,167
	Total investment securities		             3,381,000	       	    3,389,270

LOANS RECEIVABLE, net of allowance for
   loan losses of $50,000 and $20,000
   respectfully	                           4,732,000	       	    1,102,913

PREMISES AND EQUIPMENT, net		              2,465,333		           2,499,349

OTHER ASSETS					                            244,761		             190,012

	TOTAL ASSETS                         			$15,993,094         		$12,994,091

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:			                      				$  9,923,360        		$  6,505,572
  Capital lease obligations				            2,500,000		           2,500,000
  Accrued interest, taxes and other
  liabilities		                              146,954		             284,975

	Total liabilities	                  			  12,570,314		           9,290,547

STOCKHOLDERS' EQUITY
  Common stock, without par value, Authorized
   800,000 shares; issued and outstanding
   370,761 shares at stated value			         370,761		             370,761
  Surplus							                           4,111,772        		   4,111,772
  Accumulated deficit					                (1,052,101)		           (781,224)
  Net unrealized holding gain/(loss) on investment
   securities available-for-sale				          (7,652)		              2,235

	Total stockholders' equity		              3,422,780		           3,703,544

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY	                   $15,993,094		         $12,994,091

ITEM 1.	Consolidated Statement of Operations

                         TOWNE BANCORP, INC
                Consolidated Statement of Operations
       For the period ended March 31, 1997 and December 31, 1996
                            (unaudited)

                                       							Three months		Twelve months
							                                         3/31/97		      12/31/96
INTEREST INCOME

  Interest and fees on loans	           			$      82,008		$       13,614
  Interest and dividends on investment securities 50,804          19,982
  Interest on deposits in other banks, escrow acct.    0         110,570
  Interest on federal funds sold			               70,538		        52,789

	Total interest income			                        203,350         196,955

INTEREST EXPENSE

  Deposits					                         		      117,585		        42,714

	Total interest expense		               	      117,585		         42,714

	Net interest income			                         85,765		        154,241

PROVISION FOR LOAN LOSSES		                     30,000		         20,000

Net interest income after provision
for loan losses	                               55,765		        134,241

NON-INTEREST INCOME

  Service charges					                         1,768		          1,535
  Other operating income				                   3,554	             519

	Total non-interest income		                   5,322		          2,054

NON-INTEREST EXPENSE

  Employee expense	                				      113,729		        350,886
  Net occupancy expense				                  133,851		        228,170
  Other operating expense				                 84,383		        462,200

	Total non-interest expense		                331,963	 	     1,041,256

Income (loss) before federal income taxes	  (270,876)		      (904,961)

PROVISION(CREDIT) FOR FEDERAL
  INCOME TAXES					                              -		          (31,600)

NET INCOME (LOSS)	                    		$   (270,876)		$     (873,361)

NET INCOME (LOSS) PER SHARE           		$       (.73)		$        (2.38)

ITEM 1.	Notes to Consolidated Financial Statements

                              TOWNE BANCORP, INC
                  Notes to Consolidated Financial Statements
                              March 31, 1997
                               (unaudited)

(1)	Consolidated Financial Statements

	The consolidated balance sheet as of March 31, 1997, the consolidated
	statements of operations for the three-month period ended March 31, 1997
	have been prepared by the Corporation without audit.  In the opinion of
	management, all adjustments(which include only normal recurring
	adjustments) necessary to present fairly the Corporation's financial
	position as of March 31, 1997 and its results of operations for the periods
	ended March 31, 1997 have been made.

	Certain informations and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


(2)	Potential Contingent Liability

	Towne Bancorp, Inc. (the "Company") has a potential contingent liability
 related to	the sale of common stock in its initial public offering, as a result of possible defects in its registration with the Securities and Exchange
 Commission and various state securities authorities.  The maximum potential contingent liability would be the full purchase price of all 378,614 shares sold by the Company, or $4,753,471, plus interest.  The Company has discussed
 this matter, and its potential adverse impact 	on the Company's capital
 structure, with a representative of its banking regulators.  The Company has retained special securities law counsel to advise it with respect to the matter
 and is exploring alternatives to remove or reduce, to the extent 	practical,
 any contingent liability, including any possible defenses and the 	possibility
 of undertaking a rescission offer to existing shareholders.  The Company believes it can undertake a successful rescission offer to eliminate or materially reduce this potential contingent liability.  However, no assurance
 can be made in	that regard.

ITEM 2.	Management's Discussion and Analysis

General

Total assets at March 31, 1997 totaled $15,993,094 compared to $12,994,091 at 1996 year end. Total deposits increased to $9,923,360 from $6,505,572 at year end, and total loans increased $4,732,000 from $1,102,913 at year end. Stockholders equity at March 31, 1997 decreased from $3,703,544 to $3,422,780. The investment securities stayed stable for the first quarter of 1997 at $3,381,000.

Net loss for the quarter ended March 31, 1997 was $(270,876). The interest income is growing due to the increase in loan activity. Also, the interest expense increased due to the growth in the deposits. The provision for loan loss increased to $50,000 at the end of the quarter, which is warranted due to the growing loan portfolio. The net interest income was $55,765 for the first quarter. The non-interest income increased due to the growth of both the loan portfolio and the deposits. The non-interest expenses are starting to stabilize after the start-up costs, advertising, and other one time expenditures occured in 1996. The Federal Funds Sold decreased to $4,647,000 from $5,429,000 at year end. This was due to the increased loan volume.

Towne Bank has now been open for five and half months and is a very successful. The bank is growing and the reception of all the communities is tremendous. The board of directors, management and staff of Towne Bank have provided the best bank in town for our customers and for our shareholders.

PART II


ITEM 1.	Legal Proceedings

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

ITEM 2.	Change in Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

The Company's annual meeting took place on April 23, 1997. The following issues were voted on at the meeting:

	1.	Set Number of Directors at Three (3).
				                                			Total     	227,019(61% of shares)
					                                		For      		214,481
							                                Against  	  12,538

	2.	Election of Directors.
   	Lois A. Brigham
			                                  		Total    		227,019(61% of shares)
 						                                For	      	224,842
                                 						Against      2,177

	3.	Approval to ratify the appointment
  		of Clifton Gunderson LTD. as auditors
		  for the company for the years ended
		  December 31, 1995 and 1996.
				                                			Total     	227,019(61% of shares)
							                                For       	222,808
                  				               		Against 	    4,211

	4.	Approval to ratify the appointment
  		of Barkan & Robon as legal counsel
		  for the company for the years ended
		  December 31, 1995 and 1996.
				                                			Total   		227,019(61% of shares)
							                                For	      221,414
				                                			Against	    5,605

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits - None.

(B)	Reports on Form 8-K

	The Company filed a report on Form 8-K, dated May 6, 1997, pursuant to Item 5.
	Other Events.