Form 10QSB/A
period 1997-06-30
TOWNE BANCORP INC /OH
filed 1997-08-14
CIK 887203

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION



                              FORM 10-QSB
                              (Mark One)
		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended June 30, 1997.
		Commission file number 0000887203
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

	Check whether the issuer (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
 been subject to such filing requirements for the past 90 days.	Yes	X		No

	The aggregate market value of the voting stock held by non-affiliates was $5,287,498 as of January 31, 1997.

	State the number of shares outstanding of each of the issuer's classes of
 common equity, as of the latest practicable	date - 370,761 shares of common
 stock, without par value (as of June 30, 1997).

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check One).	Yes	X		No

INDEX



Page
PART I	Financial Information

	Item 1.	Financial Statements:

			Consolidated Balance Sheet                                         		3

			Consolidated Statement of Operations	                               	4

			Consolidated Statement of Cash Flows                                 5

			Notes to Consolidated Financial Statements                         		6

	Item 2.	Management's Discussion and Analysis                         		7


PART II		Other Information

	Item 1.	Legal Proceedings                                            		8

	Item 2.	Changes in Securities                                          8

	Item 3.	Defaults Upon Senior Securities                                8

	Item 4.	Submission of Matters to a Vote of Security Holders          		8

	Item 5.	Other Information                                              8

	Item 6.	Exhibits and Reports on Form 8-K                               8






















PART I

ITEM 1.	Consolidated Balance Sheet

TOWNE BANCORP, INC.
Consolidated Balance Sheet
June 30, 1997 & March 31, 1997
(unaudited)

        	ASSETS				                          6/30/97		          3/31/97

CASH AND CASH EQUIVALENTS
  Cash and due from banks		            		$     402,235    		$     523,000
  Federal funds sold					                    1,946,000		        4,647,000
	Total cash and cash equivalents		           2,348,235	    	    5,170,000

INVESTMENT SECURITIES
  Available-for-sale, at market value	 		    1,393,653    		    1,387,000
  Held-to-maturity, at amortized cost			     1,994,649    		    1,994,000
	Total investment securities		               3,388,302		        3,381,000

LOANS RECEIVABLE, net of allowance for
   loan losses of $80,000 and $50,000
   respectfully	                             7,319,778		        4,732,000

PREMISES AND EQUIPMENT, net		                2,429,859	         2,465,333

OTHER ASSETS			                       		       466,713		          244,761

	TOTAL ASSETS                           			$15,952,887      		$15,993,094

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:	                         						$10,182,162	     	$  9,923,360
  Capital lease obligations				              2,500,000		        2,500,000
  Accrued interest, taxes and other
   liabilities		                               127,201		          146,954

	Total liabilities		                    		  12,809,363	        12,570,314

STOCKHOLDERS' EQUITY
  Common stock, without par value, Authorized
   800,000 shares; issued and outstanding
   370,761 shares at stated value			           370,761		          370,761
  Surplus							                             4,111,772		        4,111,772
  Accumulated deficit					                  (1,338,487)    		  (1,052,101)
  Net unrealized holding gain/(loss) on investment
   securities available-for-sale				              (372)		          (7,652)

	Total stockholders' equity	            	    3,143,524		        3,422,780

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY                     	$15,952,887      		$15,993,094

ITEM 1.	Consolidated Statement of Operations

TOWNE BANCORP, INC
Consolidated Statement of Operations
For the period ended June 30, 1997 and March 31, 1997
(unaudited)



                                         Six           Second         First
                                         Months        Quarter        Quarter
                        					 		         6/30/97       6/30/97        3/31/97
INTEREST INCOME

  Interest and fees on loans	       			$  240,696    $  158,688     $  82,008
  Interest and dividends on
   investment securities           	      101,834	       51,030        50,804
  Interest on deposits in other banks,
   escrow acct.	                                0             0             0
  Interest on federal funds sold			       121,529	       50,991        70,538
	Total interest income			                 464,059	      260,709       203,350

INTEREST EXPENSE

  Deposits	                   						      241,809	      124,224      117,585
	Total interest expense			                241,809	      124,224      117,585

	Net interest income			                   222,250    	  136,485       85,765

PROVISION FOR LOAN LOSSES		                60,000	       30,000       30,000
Net interest income after provision for
 loan losses                       	      162,250    	  106,485       55,765

NON-INTEREST INCOME

  Service charges		              	          4,645	        2,877        1,768
  Other operating income				               13,701	       10,147        3,554
	Total non-interest income		               18,346	       13,024        5,322

NON-INTEREST EXPENSE

  Employee expense					                   232,017    	  118,288      113,729
  Net occupancy expense				               178,591	       93,881       84,710
  Other operating expense				             327,251       193,727      133,524
	Total non-interest expense		             737,859	      405,896      331,963
Income (loss) before federal
 income taxes                      	     (557,263)   	 (286,387)    (270,876)

PROVISION(CREDIT) FOR FEDERAL
  INCOME TAXES					                           -	            -            -
NET INCOME (LOSS)			                	$   (557,263)   	$(286,387) $  (270,876)

NET INCOME (LOSS) PER SHARE	        	$      (1.50)   	$    (.77) $      (.73)






ITEM 1.   Consolidated Statement of Cash Flows

TOWNE BANCORP, INC.
Consolidated Statements of Cash flow
For period ended June 30, 1997 & March 31, 1997

                                  							   Quarter Ended      Quarter Ended
                                            June 30, 1997      March 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

	Net Income(loss)                          $    (286,387)      $    (270,876)
	Adjustments to reconcile net income(loss)
		to net cash provided by (used in)
		operating activities:

	Depreciation & Amortization                 	    33,111	             33,327
	Provision for loan losses                        30,000	             30,000
	Accretion of investment securities, net of
		premium amortization				                          (902)	              (929)
	Increase in other assets			                    (221,952)	           (54,749)
	Increase(decrease) in accrued interest, taxes
		& other liabilities			                         (19,753)           (138,021)

	Net cash provided by (used in )
	operating activities                           (465,883)           (401,248)

CASH FLOWS FROM INVESTING ACTIVITIES

	Purchase of investment securities
	Available for Sale                                -                    -
	Held to Maturity                                  -                    -
	Net increase in loans receivable             (2,617,778)          (3,659,087)
	Additions to premises and equipment               3,094                -

	Net cash used in investing activities        (2,614,684)          (3,659,087)

CASH FLOWS FROM FINANCING ACTIVITIES

	Net increase in deposits                	  		   258,802            3,417,788
	Purchase of common stock                          -                    -

	Net cash provided by financing activities       258,802            3,417,788

INCREASE IN CASH AND CASH EQUIVALENTS         (2,821,765)            (642,547)

CASH & CASH EQUIVALENTS AT BEGINNING
	OF PERIOD				                                 5,170,000	            5,812,547

CASH & CASH EQUIVALENTS AT END OF
	YEAR                         		              $2,348,235	      $     5,170,000




ITEM 1.	Notes to Consolidated Financial Statements

TOWNE BANCORP, INC
Notes to Consolidated Financial Statements
June 30, 1997
(unaudited)

(1)	Consolidated Financial Statements

	The consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the six-month period ended June 30, 1997 have been prepared by the Corporation without audit. In the opinion of management, all adjustments(which include only normal recurring adjustments) necessary to present fairly the Corporation's financial position as of June 30, 1997 and its results of operations for the periods ended June 30, 1997 have been made.

	Certain informations and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, the financial statements should be read in conjunction with the annual report for the year ended December 31, 1996. The results of operations for
	the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.


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

General

Total assets at June 30, 1997 totaled $15,952,887 compared to $15,993,094 at March 31, 1997. Total deposits increased to $10,182,162 from $9,923,360 at March 31, and total loans increased $7,319,778 from $4,732,000 at March 31. Stockholders equity at June 30, 1997 decreased from $3,422,780 to $3,143,524. The investment securities stayed stable for the second quarter of 1997 at $3,388,302. The Federal Funds Sold decreased to $1,946,000 from $4,647,000 as of June 30, 1997. This was due to the increased loan volume.

Net loss for the quarter ended June 30, 1997 was $(286,387). The interest income is growing as a result of the increase in loan activity. Also, as a result in deposit growth the interest expense has increased. The provision for loan loss increased to $80,000 at the end of the quarter, based on the growing loan portfolio. The net interest income was $106,485 for the second quarter. The non-interest income increased due to the growth of both the loan portfolio and the deposits. The non-interest expenses consisting of employee, occupancy and other expenses have stabilized.




















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

ITEM 2.	Change in Securities

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits - None.

(B)	Reports on Form 8-K - None



















SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       	TOWNE BANCORP, INC.

	AUGUST 14, 1997	                      	/s/	JEROME C. BECHSTEIN
    	Date	                              Jerome C. Bechstein, President and CEO





















- 9 -