Form 10QSB
period 1997-09-30
TOWNE BANCORP INC /OH
filed 1997-11-14
CIK 887203

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION



                                  FORM 10-QSB
(Mark One)
	   X     	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         		EXCHANGE ACT OF 1934
	          For the quarterly period ended September 30, 1997.
	         	Commission file number 0000887203
	         	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
		         EXCHANGE ACT OF 1934

                               TOWNE BANCORP, INC.
                  (Name of small business issuer in its charter)
	        Ohio                                           	34-1704637
	(State of Incorporation)                 	(I.R.S. Employer Identification No.)

610 East South Boundary,Perrysburg, Ohio	                           43551
(Address of principal executive offices)                         	(Zip Code)
                     Issuer's telephone number:  (419) 874-2090

	Check whether the issuer (1) filed all reports required to be filed by Section
 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been
 subject to such filing requirements for the past 90 days.	Yes	X		No

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date - 370,761 shares of common stock, without par value (as of September 30, 1997).

DOCUMENTS INCORPORATED BY REFERENCE
Transitional Small Business Disclosure Format (Check One).	Yes	X		No

                                       INDEX



                                                                       Page
PART I	Financial Information

	Item 1.	Financial Statements:

			Consolidated Balance Sheet...........................................	3

			Consolidated Statement of Operations.................................	4

			Consolidated Statement of Cash Flows.................................	5

			Notes to Consolidated Financial Statements...........................	6

	Item 2.	Management's Discussion and Analysis...........................	7


PART II		Other Information

	Item 1.	Legal Proceedings..............................................	8

	Item 2.	Changes in Securities..........................................	8

	Item 3.	Defaults Upon Senior Securities................................ 8

	Item 4.	Submission of Matters to a Vote of Security Holders............ 8

	Item 5.	Other Information.............................................		8

	Item 6.	Exhibits and Reports on Form 8-K...............................	8






















PART I

ITEM 1.	Consolidated Balance Sheet

                             TOWNE BANCORP, INC.
                         Consolidated Balance Sheet
                    September 30, 1997 & June 30, 1997
                               (unaudited)

	ASSETS	                                			  9/30/97		         6/30/97

CASH AND CASH EQUIVALENTS
  Cash and due from banks           				$     431,780    		$     402,235
  Federal funds sold					                   2,116,000	    	    1,946,000
	Total cash and cash equivalents		          2,547,780		        2,348,235

INVESTMENT SECURITIES
  Available-for-sale, at market value			    1,198,054	    	    1,393,653
  Held-to-maturity, at amortized cost			    1,995,460		        1,994,649
	Total investment securities		              3,193,514		        3,388,302

LOANS RECEIVABLE, net of allowance for
   loan losses of $110,000 and $80,000
   respectfully	                           10,227,343		        7,319,778

PREMISES AND EQUIPMENT, net		               2,438,557    		    2,429,859

OTHER ASSETS				                      	       381,473	           466,713

	TOTAL ASSETS                          			$18,788,667       	$15,952,887

	LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits:	                        						$13,271,496      		$10,182,162
  Capital lease obligations				             2,482,729		        2,500,000
  Accrued interest, taxes and
   other liabilities		                        193,132		          127,201

	Total liabilities                   				  15,947,357	        12,809,363

STOCKHOLDERS' EQUITY
  Common stock, without par value,
   800,000 shares; issued and outstanding
   370,761 shares at stated value			          370,761		          370,761
  Surplus							                            4,111,772	     	   4,111,772
  Accumulated deficit		              			   (1,644,784)		      (1,338,487)
  Net unrealized holding gain/(loss) on investment
   securities available-for-sale				            3,561		             (372)

	Total stockholders' equity	                2,841,310		        3,143,524

	TOTAL LIABILITIES AND
	STOCKHOLDERS' EQUITY                    	$18,788,667		      $15,952,887

ITEM 1.	Consolidated Statement of Operations

                              TOWNE BANCORP, INC
                    Consolidated Statement of Operations
         For the period ended September 30, 1997 and June 30, 1997
                                (unaudited)



                                              Nine         Third      Second
                                              Months      Quarter     Quarter
                         							              9/30/97     9/30/97     6/30/97
INTEREST INCOME

  Interest and fees on loans		            		$ 472,654    $ 231,958  $ 158,688
  Interest and dividends on
    investment securities	                    148,416	      46,582     51,030
  Interest on deposits in other banks,
    escrow acct.	                                   0	         	 0          0
  Interest on federal funds sold			           146,117	      24,588     50,991
	Total interest income			                     767,187	     303,128    260,709

INTEREST EXPENSE

  Deposits					                       		      388,767	     146,958    124,224
	Total interest expense              			      388,767   	  146,958    124,224

	Net interest income			                       378,420   	  156,170    136,485

PROVISION FOR LOAN LOSSES		                    90,000	      30,000     30,000
Net interest income after provision for
 loan losses	                                 288,420   	  126,170    106,485

NON-INTEREST INCOME

  Service charges                					          7,956	       3,311      2,877
  Other operating income				                   18,595 	      4,894     10,147
	Total non-interest income		                   26,551	       8,205     13,024

NON-INTEREST EXPENSE

  Employee expense				                 	      334,550	     102,533    118,288
  Net occupancy expense				                   352,423	     173,832     93,881
  Other operating expense				                 491,558   	  164,307    193,727
	Total non-interest expense		               1,178,531	     440,672    405,896
Income (loss) before federal income taxes	   (863,560)	   (306,297)  (286,387)

PROVISION(CREDIT) FOR FEDERAL
  INCOME TAXES					                              -	           -          -
NET INCOME (LOSS)				                    $   (863,560)  	$(306,297) $(286,387)

NET INCOME (LOSS) PER SHARE	            	$      (2.33)  	$    (.83) $    (.77)






ITEM 1.   Consolidated Statement of Cash Flows

                              TOWNE BANCORP, INC.
                      Consolidated Statements of Cash Flow
             For period ended September 30, 1997 & June 30, 1997
                                 (unaudited)

                                      			   Quarter Ended      Quarter Ended
                                            Sept 30, 1997      June 30, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

	Net Income(loss)                          $    (306,297)     $    (286,387)
	Adjustments to reconcile net income(loss)
		to net cash provided by (used in)
		operating activities:

	Depreciation & Amortization                 	    45,369	            36,482
	Provision for loan losses                        30,000	            30,000
	Accretion of investment securities, net of
		premium amortization				                        (1,134)              (855)
	Increase in other assets			                      78,534	          (221,952)
	Increase(decrease) in accrued interest, taxes
		& other liabilities			                          65,931            (19,753)

	Net cash provided by (used in )
	operating activities                            218,700           (462,465)

CASH FLOWS FROM INVESTING ACTIVITIES

	Maturities of investment securities
	Available for Sale                                 -                   -
	Held to Maturity                                200,000                -
	Net increase in loans receivable             (2,937,565)         (2,617,778)
	Additions to premises and equipment             (47,356)               (324)

	Net cash used in investing activities        (2,784,921)         (2,618,102)

CASH FLOWS FROM FINANCING ACTIVITIES

	Net increase in deposits                	  		 3,089,334             258,802
	Prinicipal payments on capital lease            (17,271)               -

	Net cash provided by financing activities     3,072,063             258,802

INCREASE IN CASH AND CASH EQUIVALENTS            199,545          (2,821,765)

CASH & CASH EQUIVALENTS AT BEGINNING
	OF PERIOD				                                 2,348,235	          5,170,000

CASH & CASH EQUIVALENTS AT END OF
	PERIOD                       		              $2,547,780	    $     2,348,235




ITEM 1.	Notes to Consolidated Financial Statements

                             TOWNE BANCORP, INC
                 Notes to Consolidated Financial Statements
                             September 30, 1997
                                (unaudited)

(1)	Consolidated Financial Statements

	The consolidated balance sheet as of September 30, 1997, the consolidated
	statements of operations for the nine-month period ended September 30, 1997
	have been prepared by Towne Bancorp, Inc. (the "Company") without audit.
 In the opinion of management, all adjustments(which include only normal recurring adjustments) necessary to present fairly the Company's financial
	position as of September 30, 1997 and its results of operations for the periods
	ended September 30, 1997 have been made.
	Certain informations and footnote disclosures normally included in
	financial statements prepared in accordance with generally accepted
	accounting principles have been omitted.  Accordingly, the financial statements should be read in conjunction with the annual report for the year ended December 31, 1996.  The results of operations for
	the period ended September 30, 1997 are not necessarily indicative of the
	operating results for the full year.


(2)	Potential Contingent Liability

	The Company has a potential contingent liability related to the sale of common stock in its initial public offering (the "Offering"), as a result of possible
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
 regard.

 In connection with the Offering, the Company's Board of Directors recommended an amendment to the Company's First Amended Articles of Incorporation to increase the authorized number of common shares, without par value, but share-holder approval was not obtained and the necessary filing with the Ohio Secretary of State was not made. The Company is taking necessary steps to approve an amendment to the First Amended Articles of Incorporation and to make the appropriate filings with the Ohio Secretary of State to increase the authorized common shares, without par value, to 800,000.











ITEM 2.	Management's Discussion and Analysis

General

Total assets at September 30, 1997 were $18,788,667 compared to $15,952,887 at June 30, 1997. Total deposits increased to $13,271,496 from $10,182,162 at June 30, and total loans increased $10,227,343 from $7,319,778 at June 30. Stockholders equity at September 30, 1997 decreased from $3,143,524 to $2,841,310. The investment securities decreased in the third quarter of 1997 from $3,388,302 to $3,193,514. The Federal Funds Sold increased to $2,116,000 from $1,946,000 as of September 30, 1997. This was due to the increased deposit volume.

Net loss for the quarter ended September 30, 1997 was $(306,297). The interest income is growing as a result of the increase in loan activity. Also, as a result in deposit growth the interest expense has increased. The provision for loan loss increased to $110,000 at the end of the quarter, based on the growing loan portfolio. The net interest income was $126,170 for the third quarter. The non-interest income increased due to the growth of both the loan portfolio and the deposits. The non-interest expenses consisting of employee, occupancy and other expenses have stabilized.




















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

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits - None.

(B)	Reports on Form 8-K - None


[ARTICLE] 9

[PERIOD-TYPE]                              3-MOS               3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997         DEC-31-1997
[PERIOD-END]                               SEPT-30-1997        JUNE-30-1997
[CASH]                                        431,780             402,235
[INT-BEARING-DEPOSITS]                              0                   0
[FED-FUNDS-SOLD]                            2,116,000           1,946,000
[TRADING-ASSETS]                                    0                   0
[INVESTMENTS-HELD-FOR-SALE]                 1,995,460           1,994,649
[INVESTMENTS-CARRYING]                              0                   0
[INVESTMENTS-MARKET]                        1,198,054           1,393,653
[LOANS]                                    10,337,343           7,399,778
[ALLOWANCE]                                  (110,000)            (80,000)
[TOTAL-ASSETS]                             18,788,667          15,952,887
[DEPOSITS]                                 13,271,496          10,182,162
[SHORT-TERM]                                        0                   0
[LIABILITIES-OTHER]                         2,675,861           2,627,201
[LONG-TERM]                                         0                   0
[PREFERRED-MANDATORY]                               0                   0
[PREFERRED]                                         0                   0
[COMMON]                                      370,761             370,761
[OTHER-SE]                                  2,466,988           2,773,285
[TOTAL-LIABILITIES-AND-EQUITY]             18,788,667          15,952,887
[INTEREST-LOAN]                               472,654             240,696
[INTEREST-INVEST]                             294,533             223,363
[INTEREST-OTHER]                                    0                   0
[INTEREST-TOTAL]                              767,187             464,059
[INTEREST-DEPOSIT]                            388,767             241,809
[INTEREST-EXPENSE]                            388,767             241,809
[INTEREST-INCOME-NET]                         378,420             222,250
[LOAN-LOSSES]                                  90,000              60,000
[SECURITIES-GAINS]                                  0                   0
[EXPENSE-OTHER]                             1,178,531             737,859
[INCOME-PRETAX]                              (863,560)           (557,263)
[INCOME-PRE-EXTRAORDINARY]                   (863,560)           (557,263)
[EXTRAORDINARY]                                     0                   0
[CHANGES]                                           0                   0
[NET-INCOME]                                 (863,560)           (557,263)
[EPS-PRIMARY]                                   (2.33)              (1.50)
[EPS-DILUTED]                                   (2.33)              (1.50)
[LOANS-NON]                                         0                   0
[LOANS-PAST]                                  104,200                   0
[LOANS-TROUBLED]                                    0                   0
[LOANS-PROBLEM]                                     0                   0
[ALLOWANCE-OPEN]                               80,000              50,000
[CHARGE-OFFS]                                       0                   0
[RECOVERIES]                                        0                   0
[ALLOWANCE-CLOSE]                             110,000              80,000
[ALLOWANCE-DOMESTIC]                                0                   0
[ALLOWANCE-FOREIGN]                                 0                   0
[ALLOWANCE-UNALLOCATED]                       110,000              80,000














SI[EPS-PRIMARY]
[EPS-DILUTED]















SIGNATURES


In[EPS-DILUTED]















SIGNATURES


In accordance w














SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       	TOWNE BANCORP, INC.

     	NOVEMBER 13, 1997
          	Date                        	Jerome C. Bechstein, President and CEO