Form 10KSB40
period 1997-12-31
TOWNE BANCORP INC /OH
filed 1998-04-17
CIK 887203

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB
                                _____________________
      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          Commission File Number 0000887203

                                 TOWNE BANCORP, INC.
                (Exact name of registrant as specified in its charter)

                   Ohio                                 34-1704637
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

         610 East South Boundary
             Perrysburg, Ohio                             43551
 (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code: (419) 874-2090
                                 ___________________
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                         None
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common stock, without par value

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X              No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The Registrant's revenues for its most recent fiscal year are $1,218,550.

     There is a very limited market for the Registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on a limited number of transactions, was $5,281,784 as of February 28, 1998.

     As of February 28, 1998, there were issued and outstanding 370,761 shares of Registrant's Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

     Portions of Registrant's Form S-2 Registration Statement, dated January 5, 1998 (Registration No. 333-43741) are incorporated by reference in Item 13
     - Part III of Form 10-KSB.

     Transitional Small Business Disclosure Format  (check one)  Yes      No  X
                                                                     ---    ---

                                        INDEX



                                                                            PAGE
PART I

     ITEM 1.   Description of Business . . . . . . . . . . . . . . . . . .     3

     ITEM 2.   Description of Property . . . . . . . . . . . . . . . . . .    14

     ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .    14

     ITEM 4.   Submission of Matters to a Vote of Security Holders . . . .    14


PART II

     ITEM 5.   Market for Common Equity and Related Stockholder Matters. .    15

     ITEM 6.   Management's Discussion and Analysis of Operations. . . . .    15

     ITEM 7.   Financial Statements. . . . . . . . . . . . . . . . . . . .    20

     ITEM 8.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure. . . . . . . . . .    20


PART III

     ITEM 9.   Directors, Executive Officers, Promoters and
                    Control Persons, Compliance with Section 16(a)
                    of the Exchange Act. . . . . . . . . . . . . . . . . .    20

     ITEM 10.  Executive Compensation. . . . . . . . . . . . . . . . . . .    20

     ITEM 11.  Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . . . . . . . . .    20

     ITEM 12.  Certain Relationships and Related Transactions. . . . . . .    20

     ITEM 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    21


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

                                       PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Towne Bancorp, Inc. (the "Company") was organized under the laws of the State of Ohio on April 1, 1992, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company owns all of the voting shares of Towne Bank (the "Bank"), an Ohio-chartered bank organized in 1995. The Bank is the only subsidiary of the Company, and except for the leasing of the Bank's two offices and certain equipment by the Company to the Bank, substantially all of the Company's operations are conducted through the Bank. The principal offices of both the Company and the Bank are located at 610
E. South Boundary, Perrysburg, Ohio. The Company had total consolidated assets of $22,569,055 at December 31, 1997.

The Company, through its subsidiary, the Bank, operates in one industry segment, the commercial banking industry.

GENERAL

The Company was formed by Jerome Bechstein, John Weinert and others. The initial capitalization of the new Bank was achieved through the purchase of 6,500 shares by the organizers at a per share price of $12.50 ($81,250) and by selling shares to the general public in the communities of the Bank's service areas. The offering began in August 1992 and was completed in November 1995 with the issuance of 348,464 shares at a per share price of $12.50 ($4,355,800).

The Bank provides services in the State of Ohio to Northern Wood County and the Western and Southern Lucas County areas. The Bank was founded as a new de-novo (start-up) Bank. The Bank opened the Perrysburg office on October 15, 1996 at the 610 East South Boundary Street location, and the Sylvania office, located at 6401 Monroe Street, opened on January 13, 1997, as the newest commercial bank in the area.

The Bank conducts a general banking business embracing the usual functions of commercial, retail, and savings banking, including time, savings, money market and demand deposits; commercial, industrial, agricultural, real estate, consumer installment lending, safe deposit box rental; and automatic teller machines.
The Bank makes and services secured and unsecured loans to individuals, firms and corporations. The Bank makes a variety of residential, industrial, and commercial loans secured by real estate, including interim construction financing.

The Company and Bank are regulated by federal and state banking agencies. As a result, they are subject to periodic examinations by the agencies and are required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland, the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding (the "Memorandum") between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators and other matters.

As a result of an additional examination in December, 1997 by the regulatory agencies, the Board of Directors of the Bank authorized on January 30, 1998, the acceptance of a Cease and Desist Order (the "Order") between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum described above. The major items agreed to under the Order which were not in the Memorandum, are as follows: the Bank will retain an independent bank management consulting firm to conduct a complete management review of the Bank's personnel and operating policies; restrictions are placed on the Bank's quarterly asset growth, except for any increases resulting from the Company's approved capital plan; the Bank will not declare or pay any dividends without the approval of the Federal Reserve Bank; the Bank will maintain a ratio of Tier I Capital to total assets of at least 10% until the Superintendent of the Ohio Division of Financial Institutions advises the Bank the level is no longer necessary; the Board of Directors and chief lending officer will approve all loans over $5,000; the Bank will develop an internal loan review reporting process; a budget analysis of overhead and other costs will be prepared, with semi-annual revisions as necessary; and the placement of restrictions on future transactions with the Company. See BUSINESS RISKS - RECENT ACTION BY OHIO DIVISION AND FEDERAL RESERVE BANK OF CLEVELAND.

On a parent company only basis, the Company's primary source of funds is the receipt of dividends paid by the Bank subsidiary. However, as a result of the Cease and Desist Order described above, the Bank cannot pay any dividends without the approval of the Federal Reserve. No dividend payments by the Bank to the Company are expected for at least the next five years.

REGULATION AND SUPERVISION

The Company, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act limits the activities in which the Company and the Bank may engage to those activities that the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Company or the Bank is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. A bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself. The Federal Reserve Board, however, is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank, if after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company and the convenience and needs of the affected communities.

The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles or that are in violation of law. As previously discussed, the Bank is subject to a cease and desist order which was effective February 4, 1998. Further, under Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of any property or the furnishing of services.

The Bank, as an Ohio-chartered bank, is supervised by the State of Ohio Division of Financial Institutions. The Bank is also a member of the Federal Reserve System and subject to its supervision. As such, the Bank is subject to periodic examinations by both the Ohio Division of Financial Institutions and the Federal Reserve Board. These examinations are designed primarily for the protection of the Bank's depositors and not for its shareholders. The Bank must file with the Ohio Division of Financial Institutions prescribed periodic reports containing a full and accurate statement of its affairs.

The Company and the Bank are also subject to the Community Reinvestment Act of 1977, as amended (the "CRA"), which is designed to encourage financial institutions to give special attention to the needs of low and moderate income areas in meeting the credit needs of the communities in which they operate. If the CRA regulatory evaluation of a bank's activities is less than satisfactory, regulatory approval of proposed acquisitions, branch openings and other applications requiring Federal Reserve Board approval may be delayed until a satisfactory CRA evaluation is achieved. As of this date, the Bank has not
received the results of any CRA examination.                        .

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As a result of the previously described Order, the Bank must also maintain a ratio of Tier I Capital to total assets of at least 10% until the Ohio Division of Financial Institutions advises the Bank the level is no longer necessary. As of March 31, 1998, the Bank had a Tier I Capital ratio of approximately 7.65%. See BUSINESS RISKS - RECENT ACTION BY OHIO DIVISION AND FEDERAL RESERVE BANK OF CLEVELAND and
Note 14 - Regulatory Matters - of Notes to Consolidated Financial Statements.

EFFECTS OF GOVERNMENT MONETARY POLICY

The operations of the Bank are affected by general and local economic conditions and by the policies of various governmental regulatory authorities. In particular, the Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market acquisitions or dispositions of United States Government securities, varying the discount rate on member bank borrowings, and setting reserve requirements against member and nonmember bank deposits. Federal Reserve Board monetary policies have had a significant effect on the interest income and interest expense of commercial banks, including the Bank, and are expected to continue to do so in the future.

COMPETITION

The Bank has active competition in all areas in which it engages. The Bank competes for commercial and individual deposits and/or loans with other commercial banks in Lucas and Northern Wood counties in Northwestern Ohio, as well as with savings and loan associations in the trade area, credit unions connected with local businesses, brokerage firms, mutual funds, and financial units of non-local bank holding companies. The Bank focuses on personalized service, pricing of products, community involvement, and its local ownership and control in meeting its competition. The mission statement of the Bank is to service small and middle market businesses, agricultural, retail, professional, mortgages and individual customers. The Bank's role as a corporate citizen is very important, striving to devote the energies and programs necessary for the total enrichment of the communities in which the Bank serves.

EMPLOYEES

The Company has no employees and conducts its business through its wholly-owned subsidiary, the Bank.

As of December 31, 1997, the Bank employed 10 full-time employees to whom it provides a variety of benefits and with whom it believes relationships are good. On March 16, 1998, the Bank announced the resignations of Jerome C. Bechstein, President and Lois A. Brigham, Sr. Vice President and Secretary. Both will continue to serve on the Bank's Board of Directors and will continue to serve as officers and directors of the Company. The Bank hired a new President on March 28, 1998.

STATISTICAL DISCLOSURES

The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Company has no foreign operations or foreign loans.

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth, for the years ended December 31, 1997 and 1996, the distribution of assets, liabilities, rescindable common stock and stockholders' deficit, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:



                                                             1997                                    1996(1)
                                            -----------------------------------     --------------------------
                                            AVERAGE                     YIELD/      AVERAGE             YIELD/
         ASSETS                             BALANCE        INTEREST      RATE        BALANCE   INTEREST   RATE
                                            -------        --------      ----        -------   --------   ----
Interest-earning assets:
  Loans (2) (3)                        $  7,451,760     $   786,825     10.56   $    114,969   $ 13,614   11.84%
  Investment securities (4)               3,257,245         190,828      5.86        356,501     19,982    5.61
  Deposit in bank (5)                            --              --        --      2,403,695    110,570    4.60
  Federal funds sold                      3,502,898         188,131      5.37        904,699     52,789    5.83
                                       ------------     -----------             ------------   --------
         Total interest-earning assets   14,211,903       1,165,784      8.20      3,779,864    196,955    5.21
                                       ------------     -----------      ----   ------------   --------    ----
                                                                         ----                              ----

Non-interest earning assets:

Cash and due from banks                     882,409                                 202,003
  Bank premises and equipment, net        2,433,582                               2,002,357
  Other assets                              277,833                                  73,430
  Less allowance for loan losses            (79,397)                                 (1,685)
                                       ------------                             -----------
Total                                  $ 17,726,330       1,165,784             $ 6,055,969     196,955
                                       ------------     -----------             ------------   --------
                                       ------------     -----------             ------------   --------

  LIABILITIES, RESCINDABLE
    COMMON STOCK AND
  STOCKHOLDERS' DEFICIT

Interest-bearing liabilities:
  Deposits                             $ 10,743,631     $   593,393      5.52   $    733,578   $ 42,233    5.76%
  Organizer advances (6)                         --              --        --          6,634        481    7.25
                                       ------------     -----------             ------------   --------

  Total interest-bearing liabilities     10,743,631         593,393      5.52        740,212     42,714    5.77
                                       ------------     -----------      ----   ------------   --------    ----
                                                                         ----                              ----

Non-interest bearing liabilities:
  Capital lease obligations (7)           2,511,332              --                1,214,940         --
  Demand deposits                         1,163,663              --                   68,253         --
  Other liabilities                         267,422              --                  270,296         --
                                       ------------     -----------             ------------   --------

  Total non interest-bearing
     liabilities                          3,942,417              --                1,553,489         --
                                       ------------     -----------             ------------   --------

Rescindable common stock                  4,482,533              --                4,386,739         --
                                       ------------     -----------             ------------   --------

Stockholders' deficit                    (1,442,251)             --                 (624,471)        --
                                       ------------     -----------             ------------   --------

Total                                  $ 17,726,330         593,393             $  6,055,969     42,714
                                       ------------     -----------             ------------   --------
                                       ------------                             ------------

Net interest income                                     $   572,391                            $154,241
                                                        -----------                            --------
                                                        -----------                            --------
Net yield on interest-earning assets                                    4.03%                              4.08%
                                                                        ----                               ----
                                                                        ----                               ----



NOTES:
(1) Since Bank was open for only 2-1/2 months in 1996, average balances applicable to Bank for 1996 have been adjusted to an annual basis in order to compute the effective yield/rate.
(2) Included in loan interest income are loan fees of $106,310 in 1997 and $3,164 in 1996.
(3)  The Bank has no non-accrual loans for the periods reported above.
(4)  All taxable investments.
(5) Deposit in bank represents the Company's common stock proceeds received from bank escrow account in November, 1995.
(6) During start-up period, Company organizers advanced funds to Company to pay for various costs. Advances required interest at 7.25%.
(7) Interest expense on capital lease obligations is reported in occupancy expense for financial reporting purposes. Such interest amounted to $286,870 in 1997 (11.42%) and $142,774 in 1996 (11.75%).

The following table sets forth a summary of the 1997 changes in interest income and interest expense resulting from changes in volume and changes in rate. A summary of the 1996 changes in interest income and interest expense is not provided since the Bank began operations on October 15, 1996 and all changes resulted from changes in volume.


                                                   1997 COMPARED TO 1996
                                                 INCREASE (DECREASE) DUE
                                                    TO VOLUME/RATE (1)
                                           ------------------------------------
                                           VOLUME           RATE           NET
                                         ----------     -----------   ----------
Interest income:
   Loans                                 $ 774,685       $ (1,474)    $ 773,211
   Investment securities                   169,902            944       170,846
   Deposit in bank                        (110,570)            -       (110,570)
   Federal funds sold                      139,198         (3,856)      135,342
                                         ---------       --------     ---------

     Total interest-earning assets         973,215         (4,386)      968,829
                                         ---------       --------     ---------
Interest expense:
   Deposits                                552,584         (1,424)      551,160
   Organizer advances                         (481)            -           (481)
                                         ---------       --------     ---------

     Total interest expense                552,103         (1,424)      550,679
                                         ---------       --------     ---------

Net interest income                      $ 421,112       $ (2,962)    $ 418,150
                                         ---------       --------     ---------
                                         ---------       --------     ---------

NOTE:
     (1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.

INVESTMENT PORTFOLIO

The following table sets forth the carrying amount of investment securities at December 31, 1997 and 1996:

                                                           1997           1996
                                                           ----           ----
U.S. Treasury securities                            $   900,933    $ 1,096,419
Obligations of U.S. Government agencies
  and corporations                                    1,598,805      2,196,851
Other security                                           96,000         96,000
                                                    -----------    -----------

Total                                               $ 2,595,738    $ 3,389,270
                                                    -----------    -----------
                                                    -----------    -----------

All amounts are presented on the basis of Statement of Financial Accounting Standards No. 115.

There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded 10% of the combined total of rescindable common stock and stockholders' deficit. Also, there are no tax-exempt investment securities at December 31, 1997 and 1996.

The following table sets forth the maturities of investment securities at December 31, 1997 and the weighted average yields of such securities:

                                                                                      AFTER ONE
                                                         WITHIN                      BUT WITHIN
                                                        ONE YEAR                     FIVE YEARS
                                                        --------                     ----------
                                                 AMOUNT          YIELD         AMOUNT          YIELD
                                                 ------          -----         ------          -----

U.S. Treasury securities                      $  99,856          5.49%    $   801,077          5.91%
Obligations of U.S. Government agencies
  and corporations                              899,211          5.73%        699,594          6.22%
                                              ---------          ----     -----------          ----

Total                                         $ 999,067          5.71%    $ 1,500,671          6.05%
                                              ---------          ----     -----------          ----
                                              ---------          ----     -----------          ----

The above table excludes the other security investment of $96,000, which represents the Bank's investment in Federal Reserve Bank stock and which has no stated maturity.

LOAN PORTFOLIO--TYPES OF LOANS

The amounts of gross loans outstanding at December 31, 1997 and 1996 are shown in the following table according to types of loans:

                                                        1997           1996
                                                        ----           ----
Commercial                                         $  5,549,125     $  233,015
Real estate:
  Residential mortgage                                6,336,594        623,993
  Construction                                               -          76,040
Consumer                                              2,022,164        194,955
                                                   ------------     ----------

  Total                                            $ 13,907,883     $1,128,003
                                                   ------------     ----------
                                                   ------------     ----------

Commercial loans are those made for commercial, industrial, and professional purposes to sole proprietorships, partnerships, corporations, and other business enterprises. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities.

Real estate - residential mortgage loans are secured wholly or substantially by a lien on real property. Real estate - mortgage loans generally pose the least risk exposure to the Bank.

Real estate - construction loans are made to finance land development prior to erecting new structures and the construction of new buildings or additions to existing buildings. Real estate - construction loans pose more risk than real estate - residential mortgage loans, but generally afford adequate security upon completion of the construction project.

Consumer loans are made to individuals for household, family, and other personal expenditures. These often include the purchase of vehicles or furniture, educational expenses, medical expenses, taxes, or vacation expenses. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule. Consumer loans pose relatively higher risk and are also influenced by local and national economic conditions. There are no foreign loans and no lease financing receivables.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table shows the amount of commercial loans outstanding as of December 31, 1997 which, based on the contract terms for repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

                                              MATURING
                                              --------
                           WITHIN     AFTER ONE      AFTER
                             ONE      BUT WITHIN      FIVE
                            YEAR      FIVE YEARS     YEARS        TOTAL
                            ----      ----------     -----        -----
Commercial               $ 4,103,909  $1,445,216    $    -     $ 5,549,125
                         -----------  ----------    -------    -----------
                         -----------  ----------    -------    -----------



                                                        INTEREST
                                                       SENSITIVITY
                                                       -----------
                                                FIXED              VARIABLE
                                                RATE                RATE
                                                ----                ----
Due after one but within five years           $ 364,085          $ 1,081,131
Due after five years                               -                    -
                                              ---------          -----------

                                              $ 364,085          $ 1,081,131
                                              ---------          -----------
                                              ---------          -----------

The above maturity information is based on the contract terms at December 31, 1997 and does not include any possible "rollover" at maturity date. In the normal course of business, the Bank considers and acts upon the borrower's request for renewal of a loan at maturity. Evaluation of such a request includes a review of the borrower's credit history, the collateral securing the loan, and the purpose for such request.

RISK ELEMENTS

The following table presents information concerning the amount of loans at December 31, 1997 and 1996, which contain certain risk elements:

                                                                     1997           1996
                                                                     ----           ----
Loans accounted for on a nonaccrual basis (1)                     $      -       $    -
Loans contractually past due 90 days or more as to
   principal or interest payments                                    103,887           -
Loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration
   in the financial position of the borrower                              -            -
                                                                   ---------      -------

Total                                                             $ 103,887      $    -
                                                                   ---------      -------
                                                                   ---------      -------

NOTE: Loans are placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is unlikely. Interest is then recognized on a cash basis where future collections of principal are probable.

In addition to the loan amounts identified above, there were approximately $3,896,000 of potential problem loans at December 31, 1997, none of which relate to any concentrated risk elements common to all the loans. While these loans are all currently performing, management has serious doubts about the ability of the borrowers to continue to comply with all of their present loan repayment terms without some modification or restructuring of the loans.

As of December 31, 1997, there was no concentration of loans, excluding loan commitments, that exceeded 10% of total loans.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table shows the daily average loan balances, for the periods indicated, and changes in the allowance for loan losses for such years:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     1997           1996
                                                     ----           ----
Daily average amount of loans                      $7,451,760     $ 114,969
                                                   ----------     ---------
                                                   ----------     ---------

Allowance for loan losses at beginning of year     $   20,000        $   -
Loan charge-offs                                           -             -
Recoveries of loans previously charged-off                 -             -
Additions to allowance charged to expense             721,883        20,000
                                                   ----------     ---------

Allowance for loan losses at end of year           $  741,883     $  20,000
                                                   ----------     ---------
                                                   ----------     ---------

NOTE:
     The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, value of any underlying collateral, current economic conditions, and such other factors as management believes require current recognition in estimating possible loan losses.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The following table allocates the allowance for loan losses as of December 31, 1997 and 1996 to each loan category. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analyses and the proration of the unallocated allowance to the loan categories based on potential loss experience:

                                        1997                          1996
                                        ----                          ----
                                             PERCENTAGE                    PERCENTAGE
                                             OF LOANS TO                   OF LOANS TO
                              ALLOWANCE      TOTAL LOANS    ALLOWANCE      TOTAL LOANS
                              ---------      -----------    ---------      -----------
Commercial                    $ 338,644             39.9%    $ 10,000             20.7%
Real estate - mortgage          370,711             45.6       10,000             55.3
Real estate - construction           -                -            -               6.7
Consumer                         32,528             14.5           -              17.3
                              ---------            -----     --------            -----
Total                         $ 741,883            100.0%    $ 20,000            100.0%
                              ---------            -----     --------            -----
                              ---------            -----     --------            -----


DEPOSITS

The average daily amount of deposits (all in domestic offices) and average rates paid on such deposits is summarized for the years 1997 and 1996 in the following table:

                                                  1997                          1996
                                                  ----                          ----
                                          AVERAGE         AVERAGE       AVERAGE         AVERAGE
                                          BALANCE        RATE PAID      BALANCE        RATE PAID
                                          -------        ---------      -------        ---------
Non-interest bearing demand deposits  $ 1,163,663               - %    $ 68,253               - %
Interest-bearing demand deposits          753,380             2.50       36,956             2.34
Savings, including Money Market
  deposits                                849,451             3.09       49,692             3.76
Time deposits                           9,140,800             6.00      646,930             6.10
                                      -----------                     ---------
Total                                 $11,907,294                     $ 801,831
                                      -----------                     ---------
                                      -----------                     ---------

Since the Bank did not commence operations until October, 1996, average balance amounts for 1996 have been adjusted to an annual basis in order to compute the average rate paid.

Maturities of time deposits of $100,000 or more outstanding at December 31, 1997 are summarized as follows:

3 months or less                      $   864,525
Over 3 through 6 months                 1,901,413
Over 6 through 12 months                1,477,787
Over 12 months                          1,445,090
                                      -----------

Total                                 $ 5,688,815
                                      -----------
                                      -----------

RETURN ON EQUITY AND ASSETS

The ratio of net loss to average total assets and average stockholders' equity, and certain other ratios, for the periods noted are as follows:



                                             YEAR ENDED DECEMBER 31,
                                             ----------------------
                                              1997            1996
                                              ----            ----
Percentage of net loss to:
   Average total assets                       (10.4)%         (14.4)%
   Average stockholders' equity:
     Including rescindable common stock       (60.5)%         (23.2)%
     Excluding rescindable common stock      (127.5)%        (139.9)%

Percentage of average stockholders' equity
   to average total assets:
     Including rescindable common stock        17.2%           62.1%
     Excluding rescindable common stock        (8.1)%         (10.3)%

BUSINESS RISKS

Except for the historical information contained herein, the matters discussed in this Form 10-KSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. The failure to comply with the requirements of the Cease and Desist Order, including the failure of the Bank to hire a chief lending officers will have an adverse impact on the Bank's future operations. Therefore, there can be no assurance that the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

     LACK OF PROFITABLE OPERATIONS; ABILITY TO CONTINUE AS GOING CONCERN.
The Company only recently began operations through the Bank with the opening of the Perrysburg branch on October 15, 1996 and the Sylvania branch on
January 13, 1997.   As anticipated by management of the Company, the Bank has
not attracted as of this time sufficient deposits and made sufficient loans to achieve an operating profit. The Company has incurred operating losses in the aggregate amount of $2,620,132 through December 31, 1997, which exceed original projections. The Company will continue to incur operating losses until a sufficient level of assets has been achieved by the Bank to support its fixed operating expenses on the quality of the Bank's loan portfolio has
improved.   As a result of these significant losses, the contingent liability relating to the Rescission Offer, and other matters, the Company's independent auditors have stated that these matters raise substantial doubt about the Company's ability to continue as a going concern. See Consolidated Financial Statements - Independent Auditors' Report.

     HOLDING COMPANY STRUCTURE; GOVERNMENT REGULATION AND POLICIES. The Company is a single-bank holding company, the profitability of which is entirely dependent on the profitability of the Bank and the upstream payment of dividends from the Bank to the Company. Under state and federal banking law, the payment of dividends by the Company and the Bank is subject to capital adequacy requirements. The inability of the Bank to generate profits and pay such dividends to the Company, or regulatory restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company. The "Order," as described below, prohibits the Bank from paying dividends without the approval of the Federal Reserve Bank. No dividend payments from the Bank to the Company are expected for the next five years.

     As a bank holding company, the Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System. The Bank is an Ohio-chartered, federally-insured bank, which is also a member of the Federal Reserve System and is subject to both state and federal regulations, including comprehensive regulation, examination and supervision by the Ohio Division of Financial Institutions (the "Ohio Division"), the Federal Reserve System and the FDIC. These regulations are primarily intended to protect depositors and may impose limitations on the Company which may not be in the best interests of its stockholders. Regulations now affecting the Company and the Bank may be changed at any time, and the interpretation of those regulations by examining authorities is also subject to change. Legislative proposals are made from time to time which, if enacted, could adversely affect banking corporations generally, including the Company. It is not possible to predict whether any such initiatives will be successful, or what would be the precise effect of such initiatives on the Company if enacted. There can be no assurance that future changes in the regulations or in the interpretation thereof will not adversely affect the business of the Company or the Bank. Changes in the government's monetary, fiscal, housing finance or tax policies may also adversely affect the business of the Company or the Bank.

     RECENT ACTION BY THE OHIO DIVISION AND THE FEDERAL RESERVE BANK OF CLEVELAND. On January 30, 1998, the Bank executed a Cease and Desist Order Issued Upon Consent Pursuant to the Federal Deposit Insurance Act, as Amended and Section 1121.32 of the Ohio Revised Code (the "Order"), which was issued by the Ohio Division of Financial Institutions (the "Division") and the Federal
Reserve Bank of Cleveland (the "Federal Reserve Bank").   The Order was
effective February 4, 1998. In summary, the Order required that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit a written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (i) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified or terminated by the Division and the Federal Reserve Bank.

     The Order followed a Memorandum of Understanding among the Bank, the Division and the Federal Reserve Bank, dated as of November 14, 1997, which
addressed many of the same matters included in the Order.   While there can be
no assurance that the Bank will be able to satisfy all of the requirements of the Order within the specified time periods, the Bank has satisfied some of the requirements of the Order and continues to work on the remaining requirements. Requested extensions of terms with certain provisions have been verbally denied by the Federal Reserve Bank.

     SECURITIES AND EXCHANGE COMMISSION REQUEST FOR INFORMATION. The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement (the "SEC") regarding the offer and sale of the 370,761 common shares. In connection with the informal inquiry, the SEC has asked the Company to furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the SEC determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgements from, any enforcement action could have a material adverse affect on the Company.

     RESCISSION OFFER AND POSSIBLE VIOLATIONS OF SECURITIES LAW. The Company sold 370,761 shares of its common stock, without par value (the "Shares") during a period from 1992 through 1996 at prices ranging from $12.50 to $14.50 per Share. The Company may have a contingent liability to its shareholders as a result of potential violations of applicable federal and state securities laws in connection with the sale of the Shares. On January 5, 1998, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission (the "Registration Statement"), whereby the Company intends to provide purchasers of the Shares an opportunity to rescind their purchase (the "Rescission Offer"). If the conditions to the Rescission Offer are satisfied, the Company will repay shareholders who accept the offer to rescind the amounts they paid to the Company for their Shares together with interest thereon from the date of their respective purchases through the date of repayment by the Company. The purpose of the Rescission Offer is to remove or reduce to the extent possible any contingent liabilities that the Company may have resulting from such potential federal and state securities law violations. There can be no assurance that the Rescission Offer will ultimately be declared effective by the SEC. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors. In the event that a large number of shareholders accept the Rescission Offer and the Company is unable to raise sufficient funds to repurchase such Shares, the Company's financial position could be adversely affected if a large number of shareholders elect to pursue claims against the Company or its officers or directors. Furthermore, the Rescission Offer does not prevent any government agency from asserting violations of the securities laws in a proceeding against the Company or its officers or directors, and the Company's financial position will also be adversely affected if any such claims are asserted and pursued.

     FUNDING OF THE RESCISSION OFFER. If the Rescission Offer is accepted by the beneficial owners of more than a small number of Shares, the Company will be unable to make payment for the Shares without additional funds from the sale of the Company's securities on a best-efforts basis pursuant to a subsequent public offering or additional funds from other third party sources. Furthermore, in the event of non-payment by the Company, a shareholder may choose to commence suit for the balance in order to receive payment and to preserve his or her rights assuming that relevant statutes of limitation have not expired. The cost to defend and/or settle any such claims could have a material adverse effect on
the financial position of the Company.   There is no assurance that the Company
will be able to raise sufficient funds to fund the Rescission Offer through the subsequent offering. Further, the Bank cannot declare and pay dividends to the Company for the purpose of funding the Rescission Offer.

     POTENTIAL IMPACT OF CHANGES IN INTEREST RATES. The Company's results of operations are dependent to a large degree on net interest income, the difference between interest income from loans and investments and interest expense on deposits and borrowings. One common measurement of interest rate risk, known as the interest rate gap, is the difference between interest-earning assets and interest-bearing liabilities repricing or maturing within various time frames, expressed as a percentage of total assets. At December 31, 1997, the Company had a cumulative interest rate gap of negative 80.12% for one year. As a result of this negative interest rate gap position, the rate of increase in the costs associated with the Company's deposits could be expected to increase more rapidly than the rate of increase in the Company's income from loans and investments in a period of rising interest rates. Consequently, a significant increase in market rates of interest could adversely affect net interest income. Conversely, a significant decrease in market rates of interest could result in increased net interest income.

     NO ASSURANCE OF PUBLIC MARKET. There is presently no public market for the Shares. No assurance can be given that a public market will develop in the future. Accordingly, shareholders may be required to the hold the Shares for an indefinite period of time.

     DEPENDENCE ON THE BANK. The financial health of the Company is directly related to the financial health of its subsidiary bank. The financial health of the subsidiary bank may be adversely affected by detrimental changes in federal or state laws, the national monetary and fiscal policies and international, national and/or local economic conditions. Such laws, policies or conditions could have material and adverse effects upon the Bank.

     COMPETITION. Banking institutions operate in a highly competitive environment. The Company competes with other commercial banks, credit unions, savings institutions, finance companies, mortgage companies, mutual funds, and other financial institutions, most of which have substantially greater financial resources than the Company. Certain of these competitors offer products and services that are not offered by the Company and certain competitors are not subject to the same extensive laws and regulations as the Company.

     ANTITAKEOVER PROVISIONS. The Articles of Incorporation of the Company contain provisions which would discourage the acquisition of control of the Company. The number of Shares purchased now or in the future by the Company's management may have a similar effect. These factors may have an adverse effect upon the value of the Shares acquired hereunder.


ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases two properties under 20 year lease agreements with an unrelated party. For financial reporting purposes, such leases are accounted for as capital leases. The main office of the Company and Bank is maintained at 610 East South Boundary Street, Perrysburg, Ohio. The second office of the Bank is located at 6401 Monroe Street, Sylvania, Ohio. Each of the facilities were newly constructed in 1996 and are suitable for their intended use. Management believes each property is adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS

The Company, certain officers and a former board member of the Company have been named as defendants in a civil action initiated by Thomas Eichler, a former officer and director of the Company. The complaint was filed in the United States District Court for the Northern District of Ohio, Western Division. The complaint alleges a breach of duty as a result of the failure to hire Mr. Eichler as an employee of the Company. The complaint seeks compensatory damages in the nature of lost wages and punitive damages. The Company has denied the claims and believes, subject to execution of the necessary documents, that it has negotiated a settlement with Mr. Eichler that will result in a dismissal of all claims.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 1997, the Company held a special meeting of shareholders pursuant to notice sent only to those shareholders who were the sole shareholders of the Company's common stock immediately prior to the close of the public offering and the issuance of the shares sold in the public offering. At that meeting, a majority of the common shares held by those shareholders were voted in favor of the Second Amended and Restated Articles of Incorporation of the Company, the sole purpose of which was to increase the authorized capital stock of the Company to 800,000 common shares, without par value. The Second Amended and Restated Articles of Incorporation were filed at the direction of the Company's directors on December 23, 1997.

                                      PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of possible defects in its registration with the Securities and Exchange Commission and various state securities authorities. Information relating to this matter is discussed in Financial Statement Footnote 8 captioned "Common Stock (Subject to Rescission Offer)" and Footnote 19 captioned "Contingent Liabilities" of the 1997 Consolidated Financial Statements of Towne Bancorp, Inc. and is incorporated herein by reference.

The number of holders of record of the Company's common stock at December 31, 1997 is 741 .

Information relating to dividend restrictions is described under BUSINESS RISKS, above, and in Financial Statement Footnote No. 14 captioned "Regulatory Matters" of the 1997 Consolidated Financial Statements of Towne Bancorp, Inc. and is incorporated herein by reference.

There is no established public trading market for the Company's Common Stock. Solely on the basis of transactions which the Company has knowledge, the transaction price for shares of the Company's Common Stock for the first quarter 1996 was $12.50 and $14.50 for each subsequent quarterly period during 1997 and 1996.

No dividends have been declared or paid by the Company on its Common Stock.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OVERVIEW

The principal assets of the Company are its ownership of the Bank and its interest as lessee in two capital lease agreements for properties leased to the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. As discussed elsewhere, the Company has incurred significant net losses since it opened its Bank and the Bank is operating under a Cease and Desist order, which has a significant adverse impact on its ability to operate.

The Company applied for regulatory approvals, recruited and hired personnel, and performed significant financial planning relating to the formation of the Bank. On October 15, 1996, the Company received final approval of regulatory authorities to purchase 100 percent of the common stock of the Bank, a Federal Reserve member bank formed under the laws of the State of Ohio and insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company was approved as a bank holding company by the Board of Governors of the Federal Reserve System, pursuant to the Bank Holding Company Act of 1956, as amended. Currently, the Company has no other business activity other than acting as the holding company for the Bank. As a result, the following discussion relates primarily to the activities of the Bank.

The Bank is a community financial institution offering a variety of services to meet the needs of the local communities. The Bank attracts deposits from the general public and pursues such deposits, together with other funds, to originate one to four family residential mortgage loans and other consumer loans. The Bank also originates residential construction, commercial business and agricultural loans. Deposits are insured up to the maximum allowable amount by the FDIC. The Bank invests in securities issued by the U.S. government or agencies of the U.S. government, as well as mortgage-backed securities insured or guaranteed by federal agencies.

The Bank's profitability depends primarily on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rates paid on these balances.

Additionally, the Bank's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the inability to provide any income tax benefit for its net operating losses. Non-interest income consists primarily of service charges and other fees and income from the sale of loans. Non-interest expenses consist of compensation and benefits, occupancy-related expenses, FDIC deposit insurance premiums, and other operating expenses.

Management's discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1997, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report. Also in reading such discussion, it must be remembered that the Bank is a start-up bank with only 2 1/2 months of operation in 1996.

FORWARD-LOOKING STATEMENTS

In the following pages, management presents an analysis of the Companys financial condition as of December 31, 1997, and the results of operations for the year ended December 31, 1997 as compared to prior periods. In addition to this historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Companys actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and in the Company's general market area.

     Without limiting the foregoing, some of the forward-looking statements include the following:

     Management's establishment of an allowance for loan losses, and its statements regarding the adequacy of such allowance for loan losses.

     Management's belief that the allowance for loan losses is adequate.

FINANCIAL CONDITION

SUMMARY

The Company had total consolidated assets of $22,569,055 at December 31, 1997, an increase of $9,574,964, or 73.7% over the $12,994,091 total at December 31, 1996. The increase was funded through an increase in deposits.

Net loans receivable were $13,115,066 at 1997 year-end, an eleven times increase
over 1996's net loans of $1,102,913.   Total deposits were $17,869,056 at
December 31, 1997 or an increase of 274.7% from 1996's total deposits of $6,505,572.

The Company reported a net loss of $1,838,908 for the year ended December 31, 1997. A significant portion of this loss can be attributed to an increase of $701,883 in the allowance for loan losses increasing from $20,000 at December 31, 1996 to $721,883 at December 31, 1997. The losses for 1997 and 1996 also reflect the start-up nature of the Bank and the significant occupancy and other operating expenses. Management is aware of the need to control cost and plans to accomplish specific costs saving measures throughout 1998. Net income of $127,643 was reported for 1995 and resulted from the net interest income from the common stock escrow account, which was released to the Company in November 1995.

COMPARISON OF RESULTS OF OPERATIONS FOR 1997 AND 1996 FISCAL

NET INTEREST INCOME

Net interest income, which represents the revenue generated from earning assets in excess of the interest cost of funding those assets, is Towne's principal source of income. Net interest income is influenced by market interest rate levels and the volume and mix of earning assets and interest-bearing liabilities. Many external factors affect net interest income and typically include the strength of customer loan demand, customer preferences for individual deposit account products, competitors' loan and deposit product offerings, the national and local economic climates, and Federal Reserve monetary policy.

Net interest income in 1997 increased $418,150 to $572,391 or 271.1% above 1996's level of $154,241. This followed a decrease of $20,341 in 1996 or 11.7% over 1995's net interest income of $174,582. Net interest yield on interest earning assets stood at 4.03% for 1997 and 4.08% for 1996.

PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES

The Bank has adopted a loan policy which establishes a framework to manage both credit risk and asset quality. Management monitors the following factors to determine the adequacy of the allowance for loan losses delinquency trends: the status of non-performing loans, current and historical trends in loans charged-off, existing local and national economic conditions, and changes in the volume and mix of the various loan categories. Even though management uses all available information to provide for loan losses, future additions to the allowance may be required as changes occur in economic conditions and specific borrower circumstances. Also, various regulatory agencies that periodically review the allowance for possible loan losses may require the Bank to charge-off specific loans or recognize additions to the allowance based on the information available to them at the time of their examinations.

The 1997 provision for loan losses appearing in the Consolidated Statements of Operations totalled $721,883. This provision compares to $20,000 expensed in 1996. Nonaccrual loans were $0 at December 31, 1997 and 1996. A substantial increase in potential problem loans during the latter part of 1997 resulted in an additional provision for loan losses in the fourth quarter of 1997. Most of the 1997 increase in potential problem loans, which aggregate approximately $4,000,000 at December 31, 1997, is attributable to poor asset quality loans. Asset quality trends will continue to be monitored closely to ensure adequate provisions are calculated and expensed throughout 1998.

The Bank adopted the provisions of Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (which was subsequently amended by Statement No. 118). Statement 114 defines an impaired loan as one which, based on the most current information available, leads the Bank to a determination that it is probable that the borrower will be unable to make payments according to the contractual terms of the loan agreement. The Bank must then measure the investment in the impaired loan based upon the observable market price of the loan, the fair value of the underlying collateral (if the loan is collateral dependent), or the present value of the expected future cash flows discounted at the loan's effective interest rate. At December 31, 1997, the Bank had a recorded investment in impaired loans of approximately $3,117,000.

NON-INTEREST INCOME

Non-interest income in 1997 increased $50,712 to $52,766, from 1996's total of $2,054.

Service charges on deposit accounts for 1997 increased $21,319 or 13 times 1996's total of $1,535. Other operating income for 1997 increased $29,393, from 1996's of $519 . Other operating income includes credit card merchant fees, safe deposit box fees, commissions from the sale of credit life insurance on loan products, fee from the sale of official checks and money orders, and other miscellaneous fee income items.

NON-INTEREST EXPENSES

Non-interest expenses in 1997 increased by $700,926 to $1,742,182 or 67.3% above 1996's total of $1,041,256. This follows an increase of $1,025,917 in 1996, from 1995's total of $15,339.

Salaries, wages and employee benefits increased $89,862 or 25.6% in 1997, reflecting a full year of employee salaries as compared to 1996, which reflected the hiring of employees in anticipation of the Bank's opening. Occupancy expense increased $270,910 in 1997 due to a full year of operations. Other operating expenses increased $340,154 or 73.6% in 1997 after increasing $450,386 in 1996. Other operating expenses include professional fees, litigation and settlements, credit card processing and franchise fees, third party computer processing fees, miscellaneous employee expenses, fidelity and liability insurance, director and committee fees, loan origination and collection expenses, dues and subscriptions, ATM network fees, correspondent bank service charges, and charitable donations.

FEDERAL INCOME TAXES

Due to accumulated net losses, the Company is not able to provide any income tax benefit for such losses. A federal income tax credit of $31,600 for 1996 reflects the reversal of the accrual for federal income taxes of $31,600 for 1995.

INVESTMENT SECURITIES

The investment portfolio is maintained in a manner to enhance net income, provide for liquidity, and diversify financial risk. In accordance with Financial Accounting Standards Board Statement No. 115, the Bank classifies securities as either held-to-maturity (those investments with the intention to be held until maturity) or available-for-sale. Held-to-maturity securities are reported at amortized cost, while available-for-sale securities are reported at their fair values (with the net unrealized holding gain or loss reported as a separate component of stockholders' deficit).

The Bank's investment portfolio is comprised primarily of U.S. Treasury and U.S. Government Agency obligations. The carrying value of such investment totalled $2,499,738 at December 31, 1997, compared to $3,293,270 at December 31, 1996.
The Bank also invests in stock of the Federal Reserve Bank of Cleveland. The carrying value of this investment was $96,000 at December 31, 1997 and 1996.

TOTAL LOANS

Total loans at 1997 year-end increased by 12,799,880 over year-end 1996's of $1,128,003. Loan growth averaged over a million dollars a month and all categories grew as the Bank had its first full year of operations in 1997. However, the asset quality of loans suffered since the Bank has not been able to hire a chief lending officer.

TOTAL DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES.

Deposits and other interest-bearing liabilities serve as the primary source of cash flows to fund loan demand. Total deposits for the year 1997 increased by $11,363,484 over the year end 1996's balance of $6,505,572. The increase in deposits was primarily in certificates of deposits and was due, in large measure, to the advertising of an eighteen month certificate of deposit, which paid an interest rate which was slightly higher than market rates.

CAPITAL

Capital provides the foundation for future growth and expansion. The Company's capital structure in adversely impacted by the contingency relating to the Company's rescindable common stock. Excluding rescindable common stock, the Company's stockholders' deficit as of December 31, 1997 increased $1,836,655 over 1996's total deficit of $778,989. The Bank's capital structure is subject to minimum capital ratios established by the Federal Reserve Board and the State of Ohio Division of Financial Institutions. To be considered "well capitalized" by the regulators an institution must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

LIQUIDITY

The Company's primary sources of liquidity are derived from its core deposit base and stockholders' equity position. Secondary liquidity is provided by managing the investment portfolio.

In basic banking terms, liquidity relates to the ability to convert assets into cash or to acquire deposit funds in order to meet the cash withdrawals needs of depositors or to provide funds for borrowers. In the more complex business environment, it also represents the availability current assets to fund expanding operations, to provide for contingencies and to take advantage of investment opportunities.

The Company maintains a portion of its assets in liquid form to meet anticipated customer loan demands and to fund possible customer deposit account withdrawals, while at the same time striving to maximize the yield on investments and loans. At December 31, 1997, liquid assets in the form of cash, due from banks, and federal funds sold totalled $4,156,289 or 18.4% of total assets. These liquid assets, in addition to a staggered maturity schedule within the investment portfolio, new deposit growth and cash flows from loan repayments, provide adequate liquidity for day-to-day operations. However, the continuation of operating losses, restrictions of the previously mentioned Cease and Desist Order and the effects of the Rescission Offer will have an adverse impact on the Company's liquidity.

INTEREST RATE SENSITIVITY

Interest rate sensitivity measures the potential net income exposure that could result from changes in market interest rates. The Company, as with all financial institutions, assumes interest rate risk as an integral part of its operations. The difference between the repricing assets and repricing liabilities within each category is commonly referred to as "interest rate gap" analysis. The Company has adopted an asset/liability management policy that provides for a framework to quantify and monitor the interest rate risk, to reduce the inherent risk associated with changing interest rate, to provide for liquidity needs, and to maximize net income by effectively managing net interest yield.

The Company is in a liability-sensitive position, or negative gap position, in the less-than-one-year period with $2,146,000 more liabilities than assets repricing during the period, or (80.12)%. In a rising rate environment, a negative gap position would result in decreased net interest income. In a declining rate environment, a negative gap position would result in an increase in net interest income.

YEAR 2000 ISSUE

The Company has reviewed all of the current computer applications, both in-house and those provided by outside vendors, with respect to the year 2000 issue. The Company has been assured that the applications are substantially compliant. Management believes that the cost of making any minor modifications to the applications will not result in a significant cost.

ITEM 7.   FINANCIAL STATEMENTS

The Consolidated Financial Statements of the Company, together with the reports thereon of Clifton Gunderson LTD., are set forth on pages F-1 through F-28 hereof.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

None

                                      PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Information required by this Item is included in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

The Information required by this Item is included in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Information required by this Item is included in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this Item is included in the Company's Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as an exhibit to this document:


  Exhibit
   Number                         Description
   ------                         -----------
   *3(a)    Second Amended and Restated Articles of Incorporation
            of Towne Bancorp (Incorporated by reference to Exhibit
            4.1 to the Registration Statement on Form S-2 -
            Registration No. 333-43741)

   *3(b)    Code of Regulations of Towne Bancorp, Inc.
            (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 - Registration No.
            33-47504) filed on May 4, 1992)

   *10(a)   Lease by and between Carol A. Hass, Trustee and Towne
            Bancorp, Inc., dated September 18, 1995, relating to the
            East South Boundry Street office. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 - Registration No. 333-43741)

   *10(b) Lease by and between Carol A. Mockensturm Hass, Trustee and Towne Bancorp, Inc., dated August 29, 1996, relating to 6401 Monroe Street. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 - Registration No. 333-43741)

     21     Subsidiaries of the Registrant



    24.0    Power of Attorney


    27.0    Financial Data Schedule


(b) Reports on Form 8-K

    None

---------------------------

* Incorporated by reference as indicated.

                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TOWNE BANCORP, INC.

     April 14, 1998                     /s/JEROME C. BECHSTEIN
     --------------                     --------------------------------------
          Date                          Jerome C. Bechstein, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/JEROME C. BECHSTEIN                  Date      April 14, 1998
---------------------------------------           --------------
Jerome C. Bechstein, President, CEO,
  Director, and Chief Financial Officer


*LOIS A. BRIGHAM                        Date      April 14, 1998
---------------------------------------           --------------
Lois A. Brigham, Senior Vice President,
  Secretary and Director


*JOHN P. WEINERT                        Date      April 14, 1998
---------------------------------------           --------------
John P. Weinert, Director



By:  /s/ JEROME C. BECHSTEIN            Date      April 14, 1998
    -----------------------------------           --------------
    Jerome C. Bechstein, Attorney - in
    - fact for each of the persons
    indicated

                                TOWNE BANCORP, INC.

                         CONSOLIDATED FINANCIAL STATEMENTS










                                 TABLE OF CONTENTS





                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . . . . . .F-2


FINANCIAL STATEMENTS

     Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .F-3
     Consolidated Statements of Operations . . . . . . . . . . . . . . . . .F-4
     Consolidated Statements of Stockholders' Deficit. . . . . . . . . . . .F-5
     Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .F-6

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .F-7

                            INDEPENDENT AUDITOR'S REPORT


Stockholders and Board of Directors
Towne Bancorp, Inc.
Perrysburg, Ohio


We have audited the accompanying consolidated balance sheets of Towne Bancorp, Inc. and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Towne Bancorp, Inc. and its subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The financial statements as of and for each of the two years in the period ended December 31, 1996 have been restated to reflect the contingent liability disclosed in Note 19.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since its bank subsidiary began operations in October, 1996 and as described in Note 14 is under severe operating restrictions as a result of recent examinations by the Federal Reserve Bank of Cleveland and Ohio Division of Financial Institutions. Also, as discussed in Note 19 to the consolidated financial statements, the Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. On January 5, 1998, the Company filed a Registration Statement with the Securities and Exchange Commission regarding its efforts to address this latter matter, which includes an offer to purchase the shares held by shareholders if they desire to sell their shares. It is uncertain if the Securities and Exchange Commission will approve the Registration Statement and allow the rescission offer to proceed. Even if the rescission offer proceeds, the number of responses from shareholders who desire to have the Company purchase their shares and the resulting impact on the Company's capital structure cannot be determined at this time.

The possible material and pervasive effect of the matters discussed in the preceding paragraph, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Notes 1 and 19 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                             /s/ Clifton Gunderson LTD.

Toledo, Ohio
March 3, 1998, except as to Note 21
     which is as of April 6, 1998

                                TOWNE BANCORP, INC.
                            CONSOLIDATED BALANCE SHEETS
                             DECEMBER 31, 1997 AND 1996


                           ASSETS                                       1997           1996
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS
  Cash and due from banks                                           $  1,014,289     $  383,547
  Federal funds sold                                                   3,142,000      5,429,000
                                                                    ------------   ------------

          Total cash and cash equivalents                              4,156,289      5,812,547
                                                                    ------------   ------------

INVESTMENT SECURITIES
  Available-for-sale, at market value                                    999,397      1,396,103
  Held-to-maturity, at amortized cost, market value of
     $1,596,726 in 1997 and $1,987,064 in 1996                         1,596,341      1,993,167
                                                                    ------------   ------------

          Total investment securities                                  2,595,738      3,389,270
                                                                    ------------   ------------

LOANS RECEIVABLE, net of allowance for loan losses
  of $741,883 in 1997 and $20,000 in 1996                             13,115,066      1,102,913
PREMISES AND EQUIPMENT, net                                            2,401,617      2,499,349
OTHER ASSETS                                                             300,345        190,012
                                                                    ------------   ------------
TOTAL ASSETS                                                        $ 22,569,055   $ 12,994,091
                                                                    ------------   ------------
                                                                    ------------   ------------

          LIABILITIES, RESCINDABLE COMMON STOCK
               AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Deposits:
     Interest-bearing                                               $ 16,777,595   $  5,931,153
     Non-interest bearing                                              1,091,461        574,419
                                                                    ------------   ------------

          Total deposits                                              17,869,056      6,505,572

Capital lease obligations                                              2,482,729      2,500,000
  Accrued interest, taxes and other liabilities                          350,381        284,975
                                                                    ------------   ------------

          Total liabilities                                           20,702,166      9,290,547
                                                                    ------------   ------------

RESCINDABLE COMMON STOCK (see Notes 1, 8, 14 and 19)
  Common stock, without par value.  Authorized
     800,000 shares; issued and outstanding
     370,761 shares                                                    4,482,533      4,482,533
                                                                    ------------   ------------

STOCKHOLDERS' DEFICIT
  Accumulated deficit                                                 (2,620,132)      (781,224)
  Net unrealized holding gain on investment
     securities available-for-sale                                         4,488          2,235
                                                                    ------------   ------------

Total stockholders' deficit                                           (2,615,644)      (778,989)
                                                                    ------------   ------------

TOTAL LIABILITIES, RESCINDABLE COMMON
  STOCK AND STOCKHOLDERS' DEFICIT                                   $ 22,569,055   $ 12,994,091
                                                                    ------------   ------------
                                                                    ------------   ------------


 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                                TOWNE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                        1997           1996           1995
                                                                     -----------    -----------    -----------
INTEREST INCOME
  Loans                                                              $   786,825    $    13,614    $     -
  Investment securities:
     U.S. Treasury securities                                             63,554          8,010          -
     Obligations of U.S. Government agencies
       and corporations                                                  121,514         11,972          -
     Federal reserve stock                                                 5,760          -              -
  Deposits in other bank, escrow account                                   -            110,570        358,819
  Federal funds sold                                                     188,131         52,789          -

          Total interest income                                        1,165,784        196,955        358,819
                                                                     -----------    -----------    -----------

INTEREST EXPENSE

  Deposits                                                               593,393         42,233          -
  Common stock, escrow account                                             -              -            172,369
  Organizer advances                                                       -                481         11,868
                                                                     -----------    -----------    -----------

          Total interest expense                                         593,393         42,714        184,237
                                                                     -----------    -----------    -----------

          Net interest income                                            572,391        154,241        174,582

PROVISION FOR LOAN LOSSES                                                721,883         20,000          -
                                                                     -----------    -----------    -----------

          Net interest income (expense) after
            provision for loan losses                                   (149,492)       134,241        174,582
                                                                     -----------    -----------    -----------

NON-INTEREST INCOME

  Service charges on deposit accounts                                     22,854          1,535          -
  Other operating income                                                  29,912            519          -
                                                                     -----------    -----------    -----------

          Total non-interest income                                       52,766          2,054          -
                                                                     -----------    -----------    -----------

NON-INTEREST EXPENSES

  Salaries, wages and employee benefits                                  440,748        350,886          -
  Occupancy expenses, including interest on
     capital lease obligations                                           499,080        228,170          3,525
  Other operating expenses                                               802,354        462,200         11,814
                                                                     -----------    -----------    -----------

          Total non-interest expenses                                  1,742,182      1,041,256         15,339
                                                                     -----------    -----------    -----------

          Income (loss) before federal
            income taxes                                              (1,838,908)      (904,961)       159,243

PROVISION (CREDIT) FOR FEDERAL

  INCOME TAXES                                                             -            (31,600)        31,600
                                                                     -----------    -----------    -----------

NET INCOME (LOSS)                                                    $(1,838,908)   $  (873,361)   $   127,643
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

NET INCOME (LOSS) PER SHARE (Note 19)                                $     (4.96)   $     (2.38)   $      2.73
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------

AVERAGE COMMON SHARES
  OUTSTANDING (Note 19)                                                  370,761        366,689         46,728
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------



 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                                TOWNE BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                       RETAINED           NET
                                                       EARNINGS       UNREALIZED
                                                     (ACCUMULATED       HOLDING
                                                       DEFICIT)          GAIN           TOTAL
                                                       --------          ----           -----
BALANCE AT DECEMBER 31, 1994                          $   (35,506)      $    -      $   (35,506)

Net income for 1995                                       127,643            -          127,643
                                                      -----------       --------    -----------

BALANCE AT DECEMBER 31, 1995                               92,137            -           92,137

Net loss for 1996                                        (873,361)           -         (873,361)

Change in net unrealized holding gain for 1996               -             2,235          2,235
                                                      -----------       --------    -----------

BALANCE AT DECEMBER 31, 1996                             (781,224)         2,235       (778,989)

Net loss for 1997                                      (1,838,908)           -       (1,838,908)

Change in net unrealized holding gain for 1997               -             2,253          2,253
                                                      -----------       --------    -----------

BALANCE AT DECEMBER 31, 1997                          $(2,620,132)      $  4,488    $(2,615,644)
                                                      -----------       --------    -----------
                                                      -----------       --------    -----------



 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                                TOWNE BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                        1997           1996           1995
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(1,838,908)   $  (873,361)   $   127,643
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                     155,869         66,209          4,226
       Interest expense - common stock,
          escrow account                                                    -              -           167,983
       Provision for loan losses                                         721,883         20,000           -
       Accretion of investment securities discounts,
          net of premium amortization                                     (4,215)          (300)          -
       Expenses paid directly by organizers                                 -             6,511          6,603
       Effects of changes in operating assets
          and liabilities:
            Other assets                                                (119,275)      (129,795)       (74,364)
            Accrued interest, taxes and
              other liabilities                                           65,406        (24,440)       309,415
                                                                     -----------    -----------    -----------

          Net cash provided by (used in)
            operating activities                                      (1,019,240)      (935,176)       541,506
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from sale of premises under
     sale-leaseback agreement                                               -         1,496,510           -
  Proceeds from maturity of investment securities:
     Available-for-sale                                                  400,000           -              -
     Held-to-maturity                                                    400,000           -              -
  Purchases of investment securities:
     Available-for-sale                                                     -        (1,393,750)          -
     Held-to-maturity                                                       -        (1,992,985)          -
  Net increase in loans receivable                                   (12,734,036)    (1,122,913)          -
  Additions to premises and equipment                                    (49,195)      (892,446)      (663,830)
                                                                     -----------    -----------    -----------

          Net cash used in investing activities                      (11,983,231)    (3,905,584)      (663,830)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                            11,363,484      6,505,572           -
  Proceeds from issuance of common stock                                    -           316,421      4,187,817
  Principal payments on capital lease obligations                        (17,271)          -              -
  Purchase of common stock                                                  -          (111,784)          -
  Repayment of advances from organizers, net                                -           (49,349)       (73,200)
                                                                     -----------    -----------    -----------

          Net cash provided by
            financing activities                                      11,346,213      6,660,860      4,114,617
                                                                     -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                                    (1,656,258)     1,820,100      3,992,293

CASH AND CASH EQUIVALENTS

  At beginning of year                                                 5,812,547      3,992,447            154
                                                                     -----------    -----------    -----------

  At end of year                                                     $ 4,156,289    $ 5,812,547    $ 3,992,447
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------



 These consolidated financial statements should be read only in connection with the accompanying notes to consolidated financial statements.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 1 - OPERATING RESULTS, CONTINGENCIES AND RELATED MATTERS

Towne Bancorp, Inc. ("the Company") was incorporated on April 1, 1992 in the state of Ohio. The Company is a bank holding company and has one wholly-owned subsidiary, Towne Bank ("the Bank"). The Company's bank subsidiary began operations on October 15, 1996 when it opened its Perrysburg office, followed by the opening of its Sylvania office on January 13, 1997. While initial operating losses were expected, the size of the Company's net losses has exceeded original projections because of a number of factors, including the following: larger pre-opening expenses than anticipated as a result of delays in getting necessary regulatory approvals, litigation settlements as described in Note 9, a significant provision for loan losses in 1997, significant legal and consulting fees for litigation and regulatory matters, and growth in assets and deposits not meeting planned levels. These and other matters have resulted in a 1997 net loss of $1,838,908 and an accumulated deficit of $2,620,132 as of December 31, 1997.

As described in Note 14, the Bank is subject to severe operating restrictions as a result of recent examinations by the federal and state banking agencies.
Also, as described in Notes 8 and 19, the Company has a contingent liability regarding the original issuance of its common stock.

The Company has retained an independent bank management consulting firm to assist in an evaluation of present personnel needs, hiring of a chief lending officer, a review and analysis of all overhead costs, an evaluation of all leasing arrangements, a review of the viability of continuing to operate two locations and the preparation of a revised operating budget for 1998 and beyond. The consulting firm is also assisting in the preparation of a capital plan to deal with the matter described in Note 19 and the reduction in equity resulting from the operating losses.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Significant accounting policies followed by the Company are presented below.

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

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Bank is required to maintain certain daily reserve balances on hand in accordance with Federal Reserve Board requirements. The average reserve balance for the years ended December 31, 1997, 1996 and 1995 approximated $25,000 for each year.

For purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold which mature overnight or within three days.

INVESTMENT SECURITIES

The Bank's investment securities are designated as held-to-maturity or available-for-sale. Securities designated as held-to-maturity are carried at their amortized cost. All other securities are classified as available-for-sale. Securities designated as available-for-sale are carried at market value, with unrealized gains and losses on such securities recognized as a separate component of stockholders' equity. The Bank has no trading securities.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on sales of investment securities are accounted for on a completed transaction basis, using the specific identification method, and are included in non-interest income.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable are stated at their outstanding principal amount, adjusted for deferred loan fees and net of an allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on a loan is discontinued when the loan becomes 90 days delinquent and, in management's opinion, collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, value of any underlying collateral, current economic conditions, and such other factors as management believes require current recognition in estimating possible loan losses. Various regulatory agencies, as part of their examination process, will periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Routine maintenance and repairs are charged to expense as incurred, and expenditures which materially increase values or extend useful lives are capitalized.

Premises primarily consists of two capital leases which are being amortized on the straight-line method over the 20 year term of the leases. Equipment and the remaining cost of premises are depreciated based on the estimated useful lives of the individual assets, ranging from 3 to 7 years, using the straight-line method.

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

Most other expenses incurred prior to the opening of the Bank were charged against operations, except for certain pre-opening expenses of the Bank which were deferred. Substantially all deferred pre-opening expenses were subsequently charged to expense when the Bank opened its Perrysburg office in October 1996, as described in Note 9.

ADVERTISING COSTS

All advertising costs are expensed as incurred.

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

INCOME PER SHARE

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year. Under Financial Accounting Standards Board's Statement No. 128, "Earnings Per Share", which was effective in 1997, this computation is referred to as "basic earnings per share". The adoption of Statement No. 128 in 1997 had no impact on the previously reported net income (loss) per share for 1996 or 1995.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and market value of investment securities as of December 31, 1997 and 1996 are as follows:




                                                          GROSS          GROSS
                                         AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                           COST           GAINS         LOSSES         VALUE
                                           ----           -----         ------         -----
1997
  Available-for-sale:
    U.S. Treasury securities           $   400,598      $ 3,340        $   -        $   403,938
    Obligations of U.S. Government
       agencies and corporations           498,311        1,148            -            499,459
    Federal Reserve Bank of
       Cleveland stock                      96,000          -              -             96,000
                                       -----------      -------        -------      -----------

         Total available-for-sale          994,909        4,488            -            999,397
                                       -----------      -------        -------      -----------

  Held-to-maturity:
    U.S. Treasury securities               496,995           14           (259)         496,750
    Obligations of U.S. Government
       agencies and corporations         1,099,346        1,115           (485)       1,099,976
                                       -----------      -------        -------      -----------

  Total held-to-maturity                 1,596,341        1,129           (744)       1,596,726
                                       -----------      -------        -------      -----------

  TOTAL                                $ 2,591,250      $ 5,617        $  (744)     $ 2,596,123
                                       -----------      -------        -------      -----------
                                       -----------      -------        -------      -----------

1996
  Available-for-sale:
    U.S. Treasury securities           $   600,425      $ 1,659        $   -         $  602,084
    Obligations of U.S. Government
       agencies and corporations           697,443        1,256           (680)         698,019
    Federal Reserve Bank of
       Cleveland stock                      96,000          -              -             96,000
                                       -----------      -------        -------      -----------

         Total available-for-sale        1,393,868        2,915           (680)       1,396,103
                                       -----------      -------        -------      -----------

  Held-to-maturity:
    U.S. Treasury securities               494,335          -           (1,838)         492,497
    Obligations of U.S. Government
       agencies and corporations         1,498,832          -           (4,265)       1,494,567
                                       -----------      -------        -------      -----------

  Total held-to-maturity                 1,993,167          -           (6,103)       1,987,064
                                       -----------      -------        -------      -----------

  TOTAL                                $ 3,387,035      $ 2,915        $(6,783)     $ 3,383,167
                                       -----------      -------        -------      -----------
                                       -----------      -------        -------      -----------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and market value of investment securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                           AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                          --------------------         ------------------
                                         AMORTIZED      MARKET      AMORTIZED          MARKET
                                            COST        VALUE         COST             VALUE
                                            ----        -----         ----             -----
Due in one year or less                  $ 199,558    $ 199,750    $   799,317      $   798,726
Due after one year through
  five years                               699,351      703,647        797,024          798,000
Other security having no
  maturity date                             96,000       96,000           -                -
                                         ---------    ---------    -----------      -----------

TOTAL                                    $ 994,909    $ 999,397    $ 1,596,341      $ 1,596,726
                                         ---------    ---------    -----------      -----------
                                         ---------    ---------    -----------      -----------

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 1997 and 1996 consist of the following:


                                                                      1997             1996
                                                                   -----------      -----------
Commercial                                                         $ 5,549,125      $   233,015
Real estate - residential mortgage                                   6,336,594          623,993
Real estate - construction                                            -                  76,040
Consumer                                                             2,022,164          194,955
                                                                   -----------      -----------

                                                                    13,907,883        1,128,003
Less:  Deferred loan fees                                              (50,934)          (5,090)
      Allowance for loan losses                                       (741,883)         (20,000)
                                                                   -----------      -----------

NET LOANS RECEIVABLE                                               $13,115,066      $ 1,102,913
                                                                   -----------      -----------
                                                                   -----------      -----------


Fixed rate loans approximated $3,886,000 and $160,000 at December 31, 1997 and 1996, respectively.

A loan is considered an impaired loan when management determines that it is probable the borrower will be unable to make payments according to the contractual terms of the loan agreement. At December 31, 1997, the recorded investment in impaired loans approximated $3,117,000 (the Bank had no impaired loans as of or during the year ended December 31, 1996). Impaired loans with a balance of approximately $2,837,000 have a related allowance for loan losses of $252,000 at December 31, 1997 and impaired loans with a balance of approximately $280,000 have no allowance for loan losses. The following is a summary of the activity in the allowance for loan losses of impaired loans, which is part of the Bank's overall allowance for loan losses, for the year ended December 31, 1997:


Balance at beginning of year                                         $     -
Provision charged to operations
                                                                       252,000
                                                                     ---------

BALANCE AT END OF YEAR                                               $ 252,000
                                                                     ---------
                                                                     ---------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR
     LOAN LOSSES (CONTINUED)

The average recorded investment in impaired loans for the year ended December 31, 1997 was approximately $390,000. Such average reflects the fact that most of the loans became impaired during the last quarter of 1997. Interest income on impaired loans is accrued based on the principal amounts outstanding. The accrual of interest is discontinued when an impaired loan becomes 90 days delinquent unless it is well collateralized and in the process of collection. Interest income recognized during the time that the loans were impaired, all which remained on an accrual basis, for the year ended December 31, 1997 approximated $38,800.

Certain directors and executive officers, including their immediate families and companies in which they are principal owners, may at times be loan customers of the Bank. Such loans are made in the ordinary course of business in accordance with the Bank's normal lending policies, including the interest rate charged and collateralization, and do not represent more than a normal collection risk.
Such loans amounted to $9,680 and $80,000 at December 31, 1997 and 1996, respectively. The following is a summary of activity during 1997 and 1996 for such loans:

                       BALANCE AT       BALANCE
                       BEGINNING       ADDITIONS     REPAYMENTS        AT END
                       ----------      ---------     ----------        ------
1997                    $ 80,000        $  9,680      $ 80,000        $  9,680
                        --------        --------      --------        --------
                        --------        --------      --------        --------

1996                    $   -           $ 80,000      $   -           $ 80,000
                        --------        --------      --------        --------
                        --------        --------      --------        --------

The following represents a summary of the activity in the allowance for loan losses for the years ended December 31, 1997 and 1996:

                                                         1997           1996
                                                         ----           ----
Balance at beginning of year                          $  20,000       $   -
Provision charged to operations                         721,883         20,000
                                                      ---------       --------

BALANCE AT END OF YEAR                                $ 741,883       $ 20,000
                                                      ---------       --------
                                                      ---------       --------

NOTE 5 - PREMISES AND EQUIPMENT

The following is a summary of premises and equipment at December 31, 1997 and 1996:

                                                       1997           1996
                                                    -----------    -----------
Premises:
  Capital leases                                    $ 2,500,000    $ 2,500,000
  Other                                                  87,463         53,856
                                                    -----------    -----------

                                                      2,587,463      2,553,856
Equipment                                                21,498          5,910
                                                    -----------    -----------

                                                      2,608,961      2,559,766
Accumulated depreciation and amortization               207,344         60,417
                                                    -----------    -----------

PREMISES AND EQUIPMENT, NET                         $ 2,401,617    $ 2,499,349
                                                    -----------    -----------
                                                    -----------    -----------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 5 - PREMISES AND EQUIPMENT (CONTINUED)

Depreciation and amortization of premises and equipment amounted to $146,927 in 1997 and $60,417 in 1996 (none in 1995), including $125,000 in 1997 and $60,417 in 1996 relating to capital leases.


NOTE 6 - DEPOSITS

Interest-bearing deposits at December 31, 1997 and 1996 include individual deposits of $100,000 and over which amounted to approximately $5,689,000 and $1,923,000, respectively. Interest expense on deposits of $100,000 or more amounted to approximately $203,000 for 1997 and $11,000 for 1996 (none in 1995).

At December 31, 1997, the scheduled maturities of certificates of deposit and other time accounts are as follows:


1998                                               $  9,547,020
1999                                                  4,293,230
2000                                                    100,000
2001                                                    423,574
2002                                                    123,391
                                                   ------------

TOTAL                                              $ 14,487,215
                                                   ------------
                                                   ------------

NOTE 7 - CAPITAL LEASE OBLIGATIONS

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

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 7 - CAPITAL LEASE OBLIGATIONS (CONTINUED)

The balance due on the capital lease obligations amounted to $2,482,729 and $2,500,000 at December 31, 1997 and 1996, respectively. See Note 12 with respect to additional information on capital lease obligations. Accrued interest payable on capital lease obligations of $20,915 and $21,774, respectively, is included in the December 31, 1997 and 1996 consolidated balance sheets. Interest expense relating to the capital lease obligations of $286,870 in 1997 and $142,774 in 1996 and amortization of capitalized lease premises of $125,000 in 1997 and $60,417 in 1996 are included in occupancy expenses in the consolidated statements of operations.


NOTE 8 - COMMON STOCK (SUBJECT TO RESCISSION OFFER)

The information in this footnote should be read in connection with Note 19. As described in Note 19, on January 5, 1998 the Company filed a Registration Statement with the Securities and Exchange Commission as a result of federal and state securities law compliance matters regarding the public offering of the common stock, resulting in a possible rescission offer to its shareholders.

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

In addition to the federal and state securities law compliance matters in the original registration statement, the shares sold by the Company in connection with its public offering were issued prior to the filing of the amendment to the Company's Amended Articles of Incorporation, which would have increased the Company's authorized common stock from 13,000 shares to 800,000 shares. On November 29, 1997, the Company held a special meeting of those shareholders who were the sole shareholders of the Company's common stock immediately prior to the issuance of the shares sold in the public offering. At that meeting, a majority of the common shares held by those shareholders were voted in favor of the Second Amended and Restated Articles of Incorporation of the Company, the sole purpose of which was to increase the authorized capital stock of the Company to 800,000 common shares, without par value. The Second Amended and Restated Articles of Incorporation were filed at the direction of the Company's Board of Directors on December 23, 1997 with the Secretary of the state of Ohio. It is anticipated that the Company will seek ratification from the shareholders of all actions taken in connection with the increase of its authorized capital stock to 800,000 common shares at the 1998 annual meeting of shareholders.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 8 - COMMON STOCK (SUBJECT TO RESCISSION OFFER) (CONTINUED)

The following represents a summary of the activity in common stock for the years ended December 31, 1997, 1996 and 1995:

                                                             COMMON STOCK
                                                             ------------
                                                         SHARES       AMOUNT
                                                         ------       ------
BALANCE AT DECEMBER 31, 1994                              6,500    $    81,250
Issuance of common stock                                348,464      4,355,800
Stock issuance costs                                       -          (146,105)
                                                        -------    -----------

BALANCE AT DECEMBER 31, 1995                            354,964      4,290,945
Issuance of common stock                                 23,650        316,421
Purchase of common stock                                 (7,853)      (111,784)
Stock issuance costs                                       -           (13,049)
                                                        -------    -----------

BALANCE AT DECEMBER 31, 1996 AND 1997                   370,761    $ 4,482,533
                                                        -------    -----------
                                                        -------    -----------

NOTE 9 - NON-INTEREST EXPENSES

Upon the opening of the Perrysburg office in October 1996, $311,191 of deferred pre-opening expenses, principally salaries, wages and employee benefits and outside services incurred in 1996, were charged to operations.

The following is a summary of other operating expenses for 1997, 1996 and 1995:

                                                         1997           1996           1995
                                                         ----           ----           ----
Advertising, printing, and supplies                   $  74,498      $ 111,667       $  4,707
Professional fees, litigation and settlements           279,250        172,348            -
Equipment rent                                          141,335         54,079            -
Insurance                                                39,459         41,675            -
Outside services                                        123,312         43,521            -
Franchise and other taxes                                62,653          7,686            -
Directors fees                                           17,750          4,500            -
Automobile allowances                                    14,624            -              -
Other expenses                                           49,473         26,724          7,107
                                                      ---------      ---------       --------

TOTAL OTHER OPERATING EXPENSES                        $ 802,354      $ 462,200       $ 11,814
                                                      ---------      ---------       --------
                                                      ---------      ---------       --------


Professional fees, litigation and settlements includes provisions for litigation settlements of $73,300 in 1997 and $115,000 in 1996.


NOTE 10 - RETIREMENT PLAN

Employees of the Bank who meet certain eligibility requirements may elect to participate in a 401(k) plan administered by Great Lakes Pension Services. Under the Plan, the Bank matches a percentage of employee contributions up to limits specified in the Plan. The Bank's contribution amounted to $5,969 for 1997 and $2,861 for 1996 (none in 1995).

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 11 - FEDERAL INCOME TAXES

The provision (credit) for federal income taxes for the years ended December 31, 1996 and 1995 amounted to ($31,600) and $31,600, respectively (none in 1997). The actual provision (credit) for income taxes attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes as a result of the following:

                                                         1997           1996           1995
                                                         ----           ----           ----
Expected tax using statutory tax rate of 34%          $(625,200)     $(307,700)      $ 54,100
Impact of the following:
  Increase in the valuation allowance for
    deferred tax assets                                 619,000        272,800            -
  Surtax exemption and other items, net                   6,200          3,300        (22,500)
                                                      ---------      ---------       --------

TOTAL                                                 $     -        $ (31,600)      $ 31,600
                                                      ---------      ---------       --------
                                                      ---------      ---------       --------

The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1997 and 1996 are presented below:

                                                         1997           1996
                                                         ----           ----
Net operating loss carryforwards                      $ 392,400      $  38,100
Allowance for loan losses                               249,400          6,600
Pre-opening costs                                       141,200        178,800
Capital leases                                           64,300         27,900
Accrued expenses and other                               44,500         21,400
                                                      ---------      ---------

                                                        891,800        272,800
Less valuation allowance                                891,800        272,800
                                                      ---------      ---------

TOTAL DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE $     -        $     -
                                                      ---------      ---------
                                                      ---------      ---------


At December 31, 1997, the Company has net operating loss carryforwards approximating $1,154,000, which are available to reduce future regular federal taxable income. Such carryforwards expire in 2011 ($112,000) and 2012 ($1,042,000).

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are available.

Due to the uncertainty if the deferred tax assets will be realized, a valuation allowance of $891,800 and $272,800 was established at December 31, 1997 and 1996, respectively, to eliminate all deferred tax assets.

Refundable federal income taxes, resulting from a carryback claim for taxes paid in 1995, amounted to $22,290 at December 31, 1996, and is included in other assets in the 1996 consolidated balance sheet. Such amount was received in 1997.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 12 - LEASE COMMITMENTS

At December 31, 1997, future minimum lease payments were as follows:

                                                       CAPITAL      OPERATING
                                                       LEASES         LEASES
                                                       ------         ------
Year ending December 31:
  1998                                               $  305,000    $   143,614
  1999                                                  317,496        143,614
  2000                                                  329,296        143,614
  2001                                                  329,296         52,932
  2002                                                  329,296           -
  Thereafter                                          4,476,651           -
                                                    -----------    -----------

            Total minimum lease payments              6,087,035    $   483,774
                                                                   -----------
                                                                   -----------

Less amount representing interest                     3,604,306
                                                    -----------

PRESENT VALUE OF MINIMUM CAPITAL LEASE PAYMENTS     $ 2,482,729
                                                    -----------
                                                    -----------

In addition to the minimum lease payments on the capital lease agreements, the Company is responsible for real estate taxes and insurance for the properties.

For 1997, 1996 and 1995, rent expense under various operating lease agreements and other short-term lease arrangements approximated $141,300, $73,500, and $3,500, respectively.


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Financial instruments whose contract amount represents credit risk approximated the following amounts at December 31, 1997:

Commitments to extend credit                                       $ 5,325,000
                                                                   -----------
                                                                   -----------

Included in the commitments to extend credit is $2,800,000 relating to a commitment made by the Bank to a customer which was to be in participation with another institution. Since a participation arrangement was not obtained, this commitment represents a violation of the Bank's legal lending limits. Management is in process of trying to correct this matter.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE
          SHEET RISK (CONTINUED)

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


NOTE 14 - REGULATORY MATTERS

The Company and Bank are regulated by federal and state banking agencies. As a result, they are subject to periodic examinations by the agencies and are required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Ohio Division of Financial Institutions ("the Division") and the Federal Reserve Bank of Cleveland ("the Federal Reserve Bank"), the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators and other matters.

As a result of an additional examination in December, 1997 by the regulatory agencies, the Board of Directors of the Bank authorized on January 30, 1998, the acceptance of a Cease and Desist Order ("the Order") between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit a written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (i) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and
(m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified or terminated by the Division and the Federal Reserve Bank. See Note 21 for additional information regarding the above matter.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 14 - REGULATORY MATTERS (CONTINUED)

The Company and Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As the Company's consolidated assets are less than $150 million and it does not meet other specified criteria at December 31, 1997 and 1996, the Company is not subject to the consolidated capital requirements of the Federal Reserve System's Bank Holding Companies Act, as amended, at December 31, 1997 or 1996. However, as a part of the Company's initial approval as a bank holding company, the Federal Reserve Bank did require the following: 1) no dividends are to be paid by the Company during its first three years of operations; 2) no borrowings by the Company will be permitted during the Company's first three years of operations; and 3) the Bank will maintain a 10% Tier 1 Capital (to total assets) ratio for its first three years of operations. In addition, the Federal Reserve Bank may place additional capital or other requirements on the Company as the Federal Reserve Bank deems necessary from time to time.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

The actual regulatory capital amounts and ratios of the Bank as of December 31, 1997 and 1996, are presented in the following table. Since the Company is not subject to consolidated capital requirements, such actual amounts, actual ratios, the regulatory requirements regarding capital adequacy guidelines, and the regulatory framework for prompt corrective action apply to Bank-only regulatory capital components (as defined) and are not intended to present the regulatory capital amounts or ratios of the Company.

                                                                                          TO BE
                                                               FOR                  "WELL CAPITALIZED"
                                                             CAPITAL                   UNDER PROMPT
                                                             ADEQUACY                   CORRECTIVE
                                        ACTUAL               PURPOSES                ACTION PROVISIONS
                                     ------------        ----------------          ---------------------
                                  AMOUNT       RATIO      AMOUNT  RATIO                AMOUNT   RATIO
                                  ------       -----      ------  -----                ------   -----
                                                       (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1997:
  Total Capital (to Risk
    Weighted Assets)                                              GREATER THAN                  GREATER THAN
       Bank                      $ 2,140        17.2      $  993  OR EQUAL TO 8.0      $ 1,241  OR EQUAL TO 10.0%
  Tier I Capital (to Risk
    Weighted Assets)                                              GREATER THAN                  GREATER THAN
       Bank                        1,977        15.9         496  OR EQUAL TO 4.0          745  OR EQUAL TO 6.0
  Tier I Capital (to
    Average Assets)                                               GREATER THAN                  GREATER THAN
       Bank                        1,977        10.4         760  OR EQUAL TO 4.0          951  OR EQUAL TO 5.0

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 14 - REGULATORY MATTERS (CONTINUED)

                                                                                          TO BE
                                                               FOR                  "WELL CAPITALIZED"
                                                             CAPITAL                   UNDER PROMPT
                                                             ADEQUACY                   CORRECTIVE
                                        ACTUAL               PURPOSES                ACTION PROVISIONS
                                     ------------        ----------------          ---------------------
                                  AMOUNT       RATIO      AMOUNT  RATIO               AMOUNT   RATIO
                                  ------       -----      ------  -----               ------   -----
                                                       (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1996:
  Total Capital (to Risk
    Weighted Assets)                                              GREATER THAN                 GREATER THAN
       Bank                     $  3,480        33.0      $  843  OR EQUAL TO 8.0     $ 1,053  OR EQUAL TO 10.0%
  Tier I Capital (to Risk
    Weighted Assets)                                              GREATER THAN                 GREATER THAN
       Bank                        3,460        32.9         421  OR EQUAL TO 4.0         632  OR EQUAL TO 6.0
  Tier I Capital (to
    Average Assets)                                               GREATER THAN                 GREATER THAN
       Bank (*)                    3,460        41.9         330  OR EQUAL TO 4.0         412  OR EQUAL TO 5.0


    * Average assets of Bank determined for period October 15, 1996 to December 31, 1996.

On a parent company only basis, the Company's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles. Generally, subject to certain minimum capital requirements, the Bank may declare a dividend without the approval of the State of Ohio Division of Financial Institutions, unless the total dividends in a calendar year exceed the total of its net profits for the year combined with its retained profits of the two preceding years. Under these provisions, no amount was available for dividends at December 31, 1997, without the need to obtain the approval of the State of Ohio Division of Financial Institutions.

The Board of Governors of the Federal Reserve System generally considers it to be an unsafe and unsound banking practice for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

See Note 21 for additional information regarding capital matters.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 15 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

A summary of condensed financial information of the parent company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are as follows:

            BALANCE SHEETS                                               1997           1996
                                                                         ----           ----
ASSETS:
  Cash on deposit in subsidiary bank                                 $   247,735    $   448,599
  Investment in subsidiary                                             2,007,020      3,461,721
  Premises under capital lease, net                                    2,314,583      2,439,583
  Other asset - refundable federal income taxes                            -             22,290
                                                                     -----------    -----------

TOTAL ASSETS                                                         $ 4,569,338    $ 6,372,193
                                                                     -----------    -----------
                                                                     -----------    -----------

LIABILITIES:
  Capital lease obligations                                          $ 2,482,729    $ 2,500,000
  Accrued interest and other liabilities                                 219,720        168,649
                                                                     -----------    -----------

         Total liabilities                                             2,702,449      2,668,649
                                                                     -----------    -----------

RESCINDABLE COMMON STOCK                                               4,482,533      4,482,533
                                                                     -----------    -----------

STOCKHOLDERS' DEFICIT:
  Accumulated deficit                                                 (2,620,132)      (781,224)
  Net unrealized holding gain on securities
    available-for-sale                                                     4,488          2,235
                                                                     -----------    -----------

         Total stockholders' deficit                                  (2,615,644)      (778,989)
                                                                     -----------    -----------

TOTAL LIABILITIES, RESCINDABLE COMMON STOCK
  AND STOCKHOLDERS' DEFICIT                                          $ 4,569,338    $ 6,372,193
                                                                     -----------    -----------
                                                                     -----------    -----------



    STATEMENTS OF OPERATIONS                             1997           1996           1995
                                                         ----           ----           ----
Interest income                                      $      -       $    110,570   $    358,819
Interest expense                                            -                481        184,237
                                                     ------------   ------------   ------------

         Net interest income                                -            110,089        174,582
                                                     ------------   ------------   ------------

Occupancy expenses, net                                   108,054        199,452          3,525
Other operating expenses                                  273,900        275,084         11,814
                                                     ------------   ------------   ------------

         Total non-interest expenses                      381,954        474,536         15,339
                                                     ------------   ------------   ------------
         Income (loss) before federal
            income taxes and equity
            in net loss of subsidiary                    (381,954)      (364,447)       159,243

Provision (credit) for federal income taxes                 -            (31,600)        31,600
                                                     ------------   ------------   ------------

         Income (loss) before equity in
            net loss of subsidiary                       (381,954)      (332,847)       127,643

Equity in net loss of subsidiary                       (1,456,954)      (540,514)         -
                                                     ------------   ------------   ------------

NET INCOME (LOSS)                                    $ (1,838,908)  $   (873,361)  $    127,643
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 15 - CONDENSED PARENT COMPANY FINANCIAL
          INFORMATION (CONTINUED)


  STATEMENTS OF CASH FLOWS                                1997           1996           1995
                                                          ----           ----           ----
OPERATING ACTIVITIES:
  Net income (loss)                                   $(1,838,908)   $  (873,361)   $   127,643
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
         Depreciation and amortization                    125,000         65,543          4,226
         Interest expense - common stock,
            escrow account                                   -              -           167,983
         Equity in net loss of subsidiary               1,456,954        540,514           -
         Expenses paid directly by organizers                -             6,511          6,603
         Decrease (increase) in other assets               22,290        (84,907)       (74,364)
         Increase (decrease) in accrued
            interest and other liabilities                 51,071       (115,512)       309,415
                                                      -----------    -----------    -----------

Net cash provided by (used in)
    operating activities                                 (183,593)      (461,212)       541,506
                                                      -----------    -----------    -----------

INVESTING ACTIVITIES:
  Investment in subsidiary                                   -        (3,855,000)          -
  Proceeds from sale-leaseback agreement                     -         1,496,510           -
  Additions to premises and equipment                        -          (879,434)      (663,830)
                                                      -----------    -----------    -----------

Net cash used in
    investing activities                                     -        (3,237,924)      (663,830)
                                                      -----------    -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     -           316,421      4,187,817
  Principal payments on capital lease
    obligations                                           (17,271)          -              -
  Purchase of common stock                                   -          (111,784)          -
  Repayment of advances from
    organizers, net                                          -           (49,349)       (73,200)
                                                      -----------    -----------    -----------

Net cash provided by (used in)
  financing activities                                    (17,271)       155,288      4,114,617
                                                      -----------    -----------    -----------

            Increase (decrease) in cash                  (200,864)    (3,543,848)     3,992,293

CASH AT BEGINNING OF YEAR                                 448,599      3,992,447            154
                                                      -----------    -----------    -----------

CASH AT END OF YEAR                                   $   247,735    $   448,599    $ 3,992,447
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995

NOTE 15 - CONDENSED PARENT COMPANY FINANCIAL
          INFORMATION (CONTINUED)

  STATEMENTS OF CASH FLOWS                                1997           1996           1995
                                                          ----           ----           ----
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                           $  287,729     $  122,886     $   10,463
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Federal income taxes                               $     -        $   23,474     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Non-cash investing activities:
    Change in net unrealized holding
       gain on available-for-sale
       investment securities                           $    2,253     $    2,235     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Non-cash financing activities:
    Capital lease obligations                          $     -        $2,500,000     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Common stock issued in lieu of
       paying interest                                 $     -        $     -        $  167,983
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Assets transferred to the Bank as
       part of capitalization                          $     -        $  145,000     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Transfer pre-opening costs and
       related payable to Bank                         $     -        $   25,254     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Stock issuance costs charged
       to surplus                                      $     -        $   13,049     $  146,105
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

    Stock issuance costs paid directly
       by organizers                                   $     -        $    6,438     $   23,597
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount and estimated fair value of the Bank's principal financial instruments, as defined by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", are as follows at December 31, 1997 and 1996:

                                                                 1997                         1996
                                                         -------------------           -------------------
                                                        CARRYING        FAIR          CARRYING        FAIR
                                                         AMOUNT         VALUE          AMOUNT         VALUE
                                                         ------         -----          ------         -----
Financial assets:
  Cash and cash equivalents                          $  4,156,289   $  4,156,289   $  5,812,547   $  5,812,547
  Investment securities                                 2,595,738      2,596,123      3,389,270      3,383,167
  Loans receivable, net                                13,115,066     13,104,294      1,102,913      1,102,913
  Accrued interest receivable                              86,205         86,205         46,970         46,970
                                                     ------------   ------------   ------------   ------------

TOTAL                                                $ 19,953,298   $ 19,942,911   $ 10,351,700   $ 10,345,597
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------

Financial liabilities:
  Deposits                                           $ 17,869,056   $ 17,905,375   $  6,505,572   $  6,516,714
  Capital lease obligations                             2,482,729      2,482,729      2,500,000      2,500,000
  Accrued interest, taxes
    and other liabilities                                 350,381        350,381        284,975        284,975
                                                     ------------   ------------   ------------   ------------

         Total financial
            liabilities                                20,702,166     20,738,485      9,290,547      9,301,689

Rescindable common stock                                4,482,533      4,482,533      4,482,533      4,482,533
                                                     ------------   ------------   ------------   ------------

TOTAL                                                $ 25,184,699   $ 25,221,018   $ 13,773,080   $ 13,784,222
                                                     ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------


The Bank also has unrecognized financial instruments at December 31, 1997 and 1996. These financial instruments relate to commitments to extend credit. The contract amount of such financial instruments total approximately $5,325,000 and $578,000 at December 31, 1997 and 1996, respectively. Such amounts are also considered to be the estimated fair value.

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

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LOANS RECEIVABLE:

Fair value for loans receivable was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is a reasonable estimate of fair value. For fixed rate and other loans the fair value is estimated based on estimated discounted cash flows using current interest rates. Such computations consider weighted average rates and terms of the portfolio, and are adjusted for credit and interest rate risk inherent in the loans. Since all 1996 loans were made in the period October to December 1996 and there had not been a change in interest rates, carrying value of loans receivable approximated fair value at December 31, 1996.

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

RESCINDABLE COMMON STOCK:

The fair value of rescindable common stock is considered to be the carrying amount since the Company's Rescission Offer (as described in Note 19) will include an offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest.

OTHER FINANCIAL INSTRUMENTS:

The fair value of accrued interest receivable and accrued interest, taxes and other liabilities is determined to be the carrying amount.

The fair value of capital lease obligations is determined to be the carrying amount since the interest rates on such amounts are considered to be reasonably close to current rates.

The fair value of commitments to extend credit is determined to be the contract amount since these financial instruments generally represent commitments at existing rates.


NOTE 17 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in June 1997. Statement 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. Statement 130 will require classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings (accumulated deficit) and surplus in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

Management does not believe the application of Statement 130 will materially affect the Company's consolidated financial statements.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 18 - SUPPLEMENTAL CASH FLOW DISCLOSURES

Consolidated supplemental cash flow disclosures consisted of the following for the years ended December 31, 1997, 1996 and 1995:

                                                          1997           1996           1995
                                                          ----           ----           ----
Cash paid during the year for:
  Interest, including $287,729 in 1997
    and $121,000 in 1996 relating to
    capital lease obligations                          $  855,891     $  148,484     $   10,463
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Federal income taxes                                 $     -        $   23,474     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

Non-cash investing activities:
  Change in net unrealized holding gain on
    available-for-sale investment securities           $    2,253     $    2,235     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

Non-cash financing activities:
  Capital lease obligations                            $     -        $2,500,000     $     -
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Common stock issued in lieu
    of paying interest                                 $     -        $     -        $  167,983
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Stock issuance costs charged to surplus              $     -        $   13,049     $  146,105
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------

  Stock issuance costs paid directly
    by organizers                                      $     -        $    6,438     $   23,597
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------



NOTE 19 - CONTINGENT LIABILITY - RESCINDABLE COMMON STOCK

The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company has retained special securities law counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will approve the Registration Statement.

If the Registration Statement becomes effective, the Company will offer (the "Rescission Offer") to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. The Company will offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest at a rate that varies based on a shareholder's state of residence at the time when the shares were purchased.

                                 TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 19 - CONTINGENT LIABILITY - RESCINDABLE COMMON
             STOCK (CONTINUED)

The Company will make the Rescission Offer to reduce or eliminate any contingent liability resulting from potential claims by shareholders arising as a result of possible violations of the Securities Act of 1933, as amended, and state securities laws in connection with the initial sale of the shares by the Company. A shareholder rejecting the Rescission Offer will keep his shares. There can be no assurance that the Rescission Offer will ultimately be declared effective by the Securities and Exchange Commission. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors. In the event that a large number of shareholders accept the Rescission Offer and the Company is unable to raise sufficient funds to repurchase such shares, the Company's financial position could be adversely affected if a large number of shareholders elect to pursue claims against the Company or its officers or directors. Furthermore, the Rescission Offer does not prevent any government agency from asserting violations of the securities laws in a proceeding against the Company or its officers or directors, and the Company's financial position will also be adversely affected if any such claims are asserted and pursued.

As a result of this matter, the common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock". Such amount is reported after liabilities but before stockholders' deficit. The financial statements as of and for each of the two years in the period ended December 31, 1996 have been restated to reflect this presentation.

The Rescission Offer, if allowed, will be subject to a number of conditions, including the availability of sufficient funds to purchase all shares tendered and regulatory approval. The Company will attempt to fund the purchase of any shares tendered under the Rescission Offer with the proceeds of a new public offering of shares or the obtaining of additional funds from a private placement of securities. No specific arrangements are in place at this time and no assurance can be made as to the ability of the Company to secure such additional funds. Because of the Cease and Desist Order described in Note 14, the initial three year prohibition against dividends contained in the regulatory approval of the Bank's charter, and due to the lack of retained earnings from which to pay dividends, the Bank is not currently permitted to pay any dividends to the Company. Also as described in Note 14, the Company is not currently permitted to have any borrowings.

If the Company is unable to have the Registration Statement declared effective by the Securities and Exchange Commission, which is required in order to make the Rescission Offer, or if the Company is unable to fund the repurchase of the shares tendered in acceptance of the Rescission Offer, then, in either event, the Company will be required to defend the lawsuits, if any, brought by shareholders of the Company to rescind their purchases of common stock from the Company. The Company's legal counsel believes that the Company will have defenses in any such lawsuit, including, among others, a statue of limitations defense. No assurance can be made as to the possibility of success of any such defense, or the ability of the Company to pay the cost of defending such actions.

Whether the Company proceeds with the Rescission Offer or not, the Company will need significant additional financial resources to continue as a going concern. At this time, no plans exist which provide any assurance that the Company will be able to obtain such resources to satisfy the material adverse effect of the contingency described in this Note.

                                TOWNE BANCORP, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997, 1996 AND 1995


NOTE 20 - CONTINGENT LIABILITY - OTHER

The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has asked the Company to furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from, any enforcement action could have a material adverse affect on the Company.


NOTE 21 - SUBSEQUENT EVENTS (UNAUDITED)

In March 1998, the Federal Reserve Bank of Cleveland announced to the Board of Directors of the Company that it and the Ohio Division of Financial Institutions would be commencing an inspection of the Company. Results of the inspection have not been issued as of March 31, 1998.

As the result of the resignation of the Bank's President and Senior Vice President - Secretary in March 1998, the Bank is currently negotiating resignation and severance agreements with each individual. The impact of such agreements, if executed, on the Bank's financial statements and the Company's consolidated financial statements cannot currently be determined.

As of April 6, 1998, the Bank has been unable to comply with certain of the requirements of the Cease and Desist Order described in Note 14. Requested extensions of time to comply with certain provisions have been verbally denied by the Federal Reserve Bank.

As of March 31, 1998, the Bank Tier I Capital ratio was less than the required 10% ratio described in Note 14.


              This information is an integral part of the accompanying
                         consolidated financial statements.

                                 TOWNE BANCORP, INC.


                                 FORM 10-KSB FOR THE
                                      YEAR ENDED
                                  DECEMBER 31, 1997



                                    EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DOCUMENT



 Exhibit
 Number                               Description
 ------                               -----------
  *3(a)   Second Amended and Restated Articles of Incorporation of Towne
          Bancorp (Incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-2 - Registration No. 333-43741)


  *3(b) Code of Regulations of Towne Bancorp, Inc. (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 -
          Registration No. 33-47504) filed on May 4, 1992)



  10(a) Lease by and between Carol A. Hass, Trustee and Towne Bancorp, Inc., dated September 18, 1995, relating to the East South Boundry Street office. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-2 - Registration No. 333-43741)

  10(b)   Lease by and between Carol A. Mockensturm Hass, Trustee and Towne
          Bancorp, Inc., dated August 29, 1996, relating to 6401 Monroe Street.
          (Incorporated by reference to Exhibit 4.1 to the Registration
          Statement on Form S-2 - Registration No. 333-43741)



    21    Subsidiaries of the Registrant


   24.0   Power of Attorney



   27.0   Financial Data Schedule

---------------------------

* Incorporated by reference as indicated.