Form 10QSB
period 1998-03-31
TOWNE BANCORP INC /OH
filed 1998-06-18
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For The Quarterly Period Ended MARCH 31, 1998  Commission File Number 0000887203




                               TOWNE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)



                    OHIO                                 34-1704637
       (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)


610 EAST SOUTH BOUNDARY STREET, PERRYSBURG, OHIO                  43551
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

                    Yes       x             No
                            -----                ----


          370,761 Common shares were outstanding as of March 31, 1998.


This document contains 12 pages.

                               TOWNE BANCORP, INC.

                                      Index



                                                                         Page(s)
   PART I.     FINANCIAL INFORMATION
      Item 1.    Financial Statements                                       3

      Item 2.    Management's Discussion and Analysis                       9


   PART II.    OTHER INFORMATION

      Item 1.    Legal Proceedings                                         10

      Item 2.    Changes in Securities and Use of Proceeds                 10

      Item 3.    Defaults Upon Senior Securities                           10

      Item 4.    Submission of Matters to a Vote of Security Holders       10

      Item 5.    Other Information                                         10

      Item 6.    Exhibits and Reports on Form 8-K                          10


Signatures                                                                 11

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (Unaudited)

                                     ASSETS                                           1998                1997
                                                                                      ----                ----
Cash and cash equivalents:
     Cash and due from banks                                                    $       479,232    $      1,014,289
     Federal funds sold                                                               3,618,000           3,142,000
                                                                                ---------------    ----------------
                  Total cash and cash equivalents                                     4,097,232           4,156,289
                                                                                ---------------    ----------------
Investment securities:
     Available-for-sale, at market value                                              1,000,929             999,397
     Held-to-maturity, at amortized cost                                              1,397,255           1,596,341
                                                                                ---------------    ----------------
                  Total investment securities                                         2,398,184           2,595,738
                                                                                ---------------    ----------------
Loans receivable, net of allowance for loan losses
     of $643,572 in 1998 and $741,883 in 1997                                        14,092,989          13,115,066
Premises and equipment, net                                                           2,363,753           2,401,617
Other assets                                                                            271,214             300,345
                                                                                ---------------    ----------------

TOTAL ASSETS                                                                    $    23,223,372    $     22,569,055
                                                                                ===============    ================

                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

Liabilities:
     Deposits                                                                   $    19,166,619    $     17,869,056
     Capital lease obligations                                                        2,482,729           2,482,729
     Accrued interest, taxes and other liabilities                                      310,407             350,381
                                                                                ---------------    ----------------
                  Total liabilities                                                  21,959,755          20,702,166
                                                                                ---------------    ----------------
Rescindable common stock:
     Common stock, without par value.  Authorized
         800,000 shares; issued and outstanding
         370,761 shares                                                               4,482,533           4,482,533
                                                                                ---------------    ----------------
Stockholders' deficit:
     Accumulated deficit                                                             (3,224,753)         (2,620,132)
     Net unrealized holding gain on investment
         securities available-for-sale                                                    5,837               4,488
                                                                                ---------------    ----------------
                  Total stockholders' deficit                                        (3,218,916)         (2,615,644)
                                                                                ---------------    ----------------

TOTAL LIABILITIES, RESCINDABLE COMMON
     STOCK AND STOCKHOLDERS' DEFICIT                                            $    23,223,372    $     22,569,055
                                                                                ===============    ================

                See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                                                                      1998                1997
                                                                                      ----                ----
Interest income:
     Loans                                                                       $      320,181     $        82,008
     Investment securities                                                               37,527              50,804
     Federal funds sold                                                                  49,153              70,538
                                                                                 --------------     ---------------

                  Total interest income                                                 406,861             203,350

Interest expense - deposits                                                             241,841             117,585
                                                                                 --------------     ---------------

                  Net interest income                                                   165,020              85,765

Provision for loan losses                                                               333,307              30,000
                                                                                 --------------     ---------------

                  Net interest income (expense) after
                      provision for loan losses                                        (168,287)             55,765
                                                                                 --------------     ---------------

Non-interest income:
     Service charges on deposit accounts                                                 18,321               1,768
     Other operating income                                                              24,822               3,554
                                                                                 --------------     ---------------

                  Total non-interest income                                              43,143               5,322
                                                                                 --------------     ---------------

Non-interest expenses:
     Salaries, wages and employee benefits                                              106,901             113,729
     Occupancy expenses, including interest on
         capital lease obligations                                                      133,295             133,851
     Other operating expenses                                                           239,281              84,383
                                                                                 --------------     ---------------

                  Total non-interest expenses                                           479,477             331,963
                                                                                 --------------     ---------------

NET LOSS                                                                         $     (604,621)    $      (270,876)
                                                                                 ==============     ===============

NET LOSS PER SHARE                                                               $        (1.63)    $          (.73)
                                                                                 ==============     ===============

AVERAGE COMMON SHARES OUTSTANDING                                                       370,761             370,761
                                                                                 ==============        ============


                See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                                                                      1998                1997
                                                                                      ----                ----
Cash flows from operating activities:
     Net loss                                                                    $     (604,621)    $      (270,876)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation and amortization                                              37,864              34,016
              Provision for loan losses                                                 333,307              30,000
              Accretion of investment securities discounts,
                  net of premium amortization                                            (1,097)             (1,617)
              Effects of changes in operating assets and liabilities:
                  Other assets                                                           29,131             (54,750)
                  Accrued interest, taxes and other liabilities                         (39,974)           (138,021)
                                                                                 --------------     ---------------

                  Net cash used in operating activities                                (245,390)           (401,248)
                                                                                 --------------     ---------------

Cash flows from investing activities:
     Proceeds from maturity of investment securities                                    200,000            -
     Net increase in loans receivable                                                (1,311,230)         (3,659,087)
                                                                                 --------------     ---------------

                  Net cash used in investing activities                              (1,111,230)         (3,659,087)
                                                                                 --------------     ---------------

Cash flows from financing activities:
     Net increase in deposits                                                         1,297,563           3,417,788
                                                                                 --------------     ---------------

                  Net decrease in cash and cash equivalents                             (59,057)           (642,547)

CASH AND CASH EQUIVALENTS
     At beginning of period                                                           4,156,289           5,812,547
                                                                                 --------------     ---------------

     At end of period                                                            $    4,097,232     $     5,170,000
                                                                                 ==============     ===============

                See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1998

                                   (Unaudited)

(1)    Consolidated Financial Statements

       The consolidated financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made. The financial statements include the accounts of Towne Bank ("the Bank"), the Company's wholly-owned subsidiary.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

       The Independent Auditor's Report, dated March 3, 1998, on the Company's 1997 financial statements and for each of the three years in the period ended December 31, 1997 included an explanatory paragraph for the Company's "going concern uncertainty".


(2)    Regulatory Matters

       The Company and Bank are regulated by federal and state banking agencies. As a result, they are subject to periodic examinations by the agencies and are required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Federal Reserve Bank of Cleveland ("the Federal Reserve Bank") and the Ohio Division of Financial Institutions ("the Division"), the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators and other matters.

       As a result of an additional examination in December, 1997 by the regulatory agencies, the Board of Directors of the Bank authorized on January 30, 1998, the acceptance of a Cease and Desist Order ("the Order") between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit a written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies;
       (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (i) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified or terminated by the Division and the Federal Reserve Bank. The Bank has not been able to comply with certain of the requirements of the Order. The Bank and Company continue to be subject to regulatory examinations and close oversight.

       The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As the Company's consolidated assets are less than $150 million and it does not meet other specified criteria at March 31, 1998 and December 31, 1997, the Company is not subject to the consolidated capital requirements of the Federal Reserve System's Bank Holding Companies Act, as amended, at March 31, 1998 and December 31, 1997. However, as a part of the Company's initial approval as a bank holding company, the Federal Reserve Bank did require the following: 1) no dividends are to be paid by the Company during its first three years of operations; 2) no borrowings by the Company will be permitted during the Company's first three years of operations; and 3) the Bank will maintain a 10% Tier 1 Capital (to total assets) ratio for its first three years of operations. As of March 31, 1998, the Bank had a Tier I Capital ratio of 7%. In addition, the Federal Reserve Bank may place additional capital or other requirements on the Company as the Federal Reserve Bank deems necessary from time to time.

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

 (3)   Contingent Liability - Rescindable Common Stock

       The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company retained special securities law counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will approve the Registration Statement or that the Company will proceed with the Registration Statement.

       If the Registration Statement becomes effective, the Company will offer (the "Rescission Offer") to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. The Company will offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest at a rate that varies based on a shareholder's state of residence at the time when the shares were purchased. In view of the matter described in Note 5, the Company will most likely not proceed with the Rescission Offer.

       As a result of this matter, the common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock". Such amount is reported after liabilities but before stockholders' deficit.


(4)    Contingent Liability - Other

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


(5)    Sale of Bank

       On June 11, 1998, the Company executed an agreement for the sale of the Bank to the Exchange Bancshares, Inc. of Luckey, Ohio. The sale, subject to regulatory approval, is expected to close on June 19, 1998.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company had total consolidated assets of $23,223,372 at March 31, 1998, an increase of $654,317, or 2.9% over the $22,569,055 total at December 31, 1997.

The Company reported a net loss of $604,621 for the three months ended March 31, 1998. A significant portion of this loss can be attributed to the provision for loan losses of $333,307 which, after loan charge-offs, increased the allowance for loan losses to $643,572, or 4.4% of loans at March 31, 1998.

The Directors of Towne Bancorp have determined that the Company and the Bank cannot continue without a capital infusion. As a result of noncompliance with Federal and state securities laws, the Company has a contingent liability related to the sale of common stock in the initial public offering. The liability is approximately $4.5 million plus interest, and precludes the possibility of raising additional capital. Because of this situation, the Board of Directors of the Company have decided to effect the sale of Towne Bank.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

The Company, certain officers and a former board member of the Company have been named as defendants in a civil action initiated by Thomas Eichler, a former officer and director of the Company. The Complaint was filed in the United States District Court for the Northern District of Ohio, Western Division. The Complaint alleges a breach of duty as a result of the failure to hire Mr. Eichler as an employee of the Company. The Complaint seeks compensatory damages in the nature of lost wages and punitive damages. The Company has negotiated a settlement with Mr. Eichler that resulted in a dismissal of all claims.


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.   OTHER INFORMATION

None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibit 27 - Financial Data Schedule.

(B) Reports on Form 8-K - The Registrant filed a Form 8-K dated March 25, 1998. Item 5 (Other Events) and Item 7 (Exhibits) were reported. No financial statements were filed.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       TOWNE BANCORP, INC.
                                                     --------------------------
                                                          Registrant


Date:           June 17, 1998                         /s/  JOHN P. WEINERT
         -----------------------------------       ----------------------------
                                                   John P. Weinert, Chairman



Date:           June 17, 1998                         /s/  DAVID L. MCGUIRE
         -----------------------------------       ----------------------------
                                                   David L. McGuire, Principal
                                                       Financial Manager