Form 10QSB
period 1998-06-30
TOWNE BANCORP INC /OH
filed 1998-11-25
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 1998 Commission File Number 0000887203

                               TOWNE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

                   OHIO                                   34-1704637
      (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

      P. O. Box 806, Perrysburg, Ohio                        43552
 (Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (419) 352-5601

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                            No
                 ---                              ---

           370,761 common shares were outstanding as of June 30, 1998.

                        This document contains 11 pages.

                               TOWNE BANCORP, INC.

                                      INDEX


                                                                                 PAGE(S)
PART I.         FINANCIAL INFORMATION

   ITEM 1.          FINANCIAL STATEMENTS.......................................   3-8

   ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS.......................     9

PART II.        OTHER INFORMATION

   ITEM 1.          LEGAL PROCEEDINGS..........................................    10

   ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS..................    10

   ITEM 3.          DEFAULTS UPON SENIOR SECURITIES............................    10

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    10

   ITEM 5.          OTHER INFORMATION..........................................    10

   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K...........................    10

   SIGNATURES..................................................................    11

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                                          JUNE 30,          DECEMBER 31,
                                                                                            1998               1997
                                                                                      ----------------    ---------------

                                                      ASSETS
   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $  862,942           $ 1,014,289
     Federal funds sold                                                                         --             3,142,000
                                                                                        ----------            ----------

                                                     Total cash and cash equivalents       862,942             4,156,289
                                                                                        ----------            ----------

   INVESTMENT SECURITIES
     Available-for-sale, at market value                                                        --               999,397
     Held-to-maturity, at amortized cost                                                        --             1,596,341
                                                                                        ----------            ----------

                                                         Total investment securities            --             2,595,738
                                                                                        ----------            ----------

     Loans receivable, net of allowance for loan losses
       of $1,596,725 in 1997                                                                    --            13,115,066
     Premises and equipment, net                                                                --             2,401,617
     Other assets                                                                               --               300,345
                                                                                        ----------            ----------

                                                                        Total assets    $  862,942           $22,569,055
                                                                                        ==========           ===========



                                       LIABILITIES, RESCINDABLE COMMON STOCK
                                             AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Deposits                                                                           $       --           $17,869,056
     Capital lease obligations                                                                  --             2,482,729
     Accrued interest, taxes and other liabilities                                          94,832               350,381
                                                                                        ----------           -----------

                                                                   Total liabilities        94,832            20,702,166
                                                                                        ----------           -----------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                    4,482,533             4,482,533
                                                                                        ----------           -----------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                (3,714,423)           (2,620,132)
     Net unrealized holding gain on investment
       securities available-for-sale                                                            --                 4,488
                                                                                        ----------           -----------

                                                         Total stockholders' deficit    (3,714,423)           (2,615,644)
                                                                                        ----------           -----------

               Total liabilities, rescindable common stock and stockholders' deficit    $  862,942           $22,569,055
                                                                                        ==========           ===========

                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                        THREE MONTHS                     SIX MONTHS
                                                                       ENDED JUNE 30,                   ENDED JUNE 30,
                                                                       --------------                   --------------
                                                                     1998           1997             1998            1997
                                                                     ----           ----             ----            ----
   INTEREST INCOME
     Loans                                                    $     297,353  $     158,688     $     617,534  $     240,696
     Investment securities                                           27,859         51,030            65,386        101,834
     Federal funds sold                                              16,240         50,991            65,393        121,529
                                                              -------------  -------------     -------------  -------------

                                     Total interest income          341,452        260,709           748,313        464,059

   Interest expense-deposits                                        144,915        124,224           386,756        241,809
                                                              -------------  -------------     -------------  -------------

                                       Net interest income          196,537        136,485           361,557        222,250

   Provision for loan losses                                        406,303         30,000           739,610         60,000
                                                              -------------  -------------     -------------  -------------

                           Net interest income (expense)
                           after provision for loan losses         (209,766)       106,485          (378,053)       162,250
                                                              -------------  -------------     -------------  -------------

   NON-INTEREST INCOME
     Service charges on deposit accounts                             18,419          2,877            36,740          4,645
     Net gain on sale of bank                                       184,866            --            184,866            --
     Other operating income                                          19,187         10,147            44,009         13,701
                                                              -------------  -------------     -------------  -------------

                                 Total non-interest income          222,472         13,024           265,615         18,346
                                                              -------------  -------------     -------------  -------------

   NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                          117,112        118,288           224,013        232,017
     Occupancy expenses, including
       interest on capital lease obligations                        319,855         93,881           453,150        178,591
     Other operating expenses                                       296,055        193,727           535,337        327,251
                                                              -------------  -------------     -------------  -------------
                               Total non-interest expenses          733,022        405,896         1,212,500        737,859
                                                              -------------  -------------     -------------  -------------

     Income (loss) before extraordinary item                       (720,316)      (286,387)       (1,324,938)      (557,263)

     Extraordinary item, net of tax                                 230,646            --            230,646            --
                                                              -------------  -------------     -------------  -------------

   Net loss                                                   $    (489,670) $    (286,387)    $  (1,094,292) $    (557,263)
                                                              =============  =============     =============  =============

   Comprehensive income (loss)                                $    (483,833) $    (293,667)    $  (1,088,455) $    (559,870)
                                                              =============  =============     =============  =============

   PER SHARE
   Loss before extraordinary item                             $       (1.94) $        (.77)    $       (3.57) $       (1.50)
                                                              =============  =============     =============  =============

   Net loss                                                   $       (1.32) $        (.77)    $       (2.95) $       (1.50)
                                                              =============  =============     =============  =============

   Comprehensive loss                                         $       (1.30) $        (.79)    $       (2.93) $       (1.51)
                                                              =============  =============     =============  =============

   Average common shares outstanding                                370,761        370,761           370,761        370,761
                                                              =============  =============     =============  =============




                 See notes to consolidated financial statements.
                                       -4-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                                     --------------
                                                                                                 1998              1997
                                                                                                 ----              ----
   CASH FLOWS FORM OPERATING ACTIVITIES
     Net loss                                                                                $  (1,094,292)   $    (557,263)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                              75,841           66,438
         Provision for loan losses                                                                 739,610           60,000
         Net gain on sale of bank                                                                 (184,866)             --
         Gain on termination of capital lease obligations                                         (230,646)             --
         Accretion of investment securities discounts,
           net of premium amortization                                                              (2,704)          (1,831)
         Effects of changes in operating assets and liabilities:
           Other assets                                                                           (266,516)        (276,701)
           Accrued interest, taxes and other liabilities                                          (255,548)        (157,774)
                                                                                             -------------    -------------

                                                  Net cash used in operating activities         (1,219,121)        (867,131)
                                                                                             -------------    -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of bank                                                                    825,420              --
     Proceeds from maturity of investment securities                                             2,598,442              --
     Net (increase) decrease in loans receivable                                                12,375,456       (6,276,865)
     Other                                                                                          (4,488)           3,094
                                                                                             -------------    -------------

                                    Net cash provided by (used in) investing activities         15,794,830       (6,273,771)
                                                                                             -------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                       (17,869,056)       3,676,590
                                                                                             -------------    -------------

                                              Net decrease in cash and cash equivalents         (3,293,347)      (3,464,312)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                      4,156,289        5,812,547
                                                                                             -------------    -------------

     At end of period                                                                        $     862,942    $   2,348,235
                                                                                             =============    =============



                 See notes to consolidated financial statements.
                                       -5-

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE 1 -      CONSOLIDATED FINANCIAL STATEMENTS
              The consolidated financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made. The financial statements include the accounts of Towne Bank ("the Bank"), the Company's wholly-owned subsidiary, through June 19, 1998 when the Bank was sold. See Note 5.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

              The Independent Auditor's Report, dated March 3, 1998, on the Company's 1997 financial statements and for each of the three years in the period ended December 31, 1997 included an explanatory paragraph for the Company's "going concern uncertainty." Since that time, the Company has sold its only subsidiary on June 19, 1998 (see Note 5).

              The proceeds of the transaction paid to the Company will be used to pay ongoing expenses of the Company including its proposed liquidation and dissolution. The Board of Directors of the Company hope to liquidate the Company before year-end 1998 and to distribute all remaining assets of the Company to its shareholders on or before such time.

NOTE 2 -      REGULATORY MATTERS
              The Company and the Bank are regulated by federal and state banking agencies. As a result, they are subject to periodic examinations by the agencies and are required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Federal Reserve Bank of Cleveland ("the Federal Reserve Bank") and the Ohio Division of Financial Institutions ("the Division"), the Board of Directors of the Bank authorized, on November 12, 1997, the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators, and other matters.

              As a result of an additional examination in December, 1997 by the regulatory agencies, the Board of Directors of the Bank authorized, on January 30, 1998, the acceptance of a Cease and Desist Order ("the Order") between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit a written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends;
              (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (i) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and the Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order.

              The Order will remain in effect until stayed, modified or terminated by the Division and the Federal Reserve Bank. The Bank has not been able to comply with certain of the requirements of the Order. The Bank and the Company continue to be subject to regulatory examinations and close oversight.

              The Company and the Bank are subject to various regulatory capital requirements administered by federal and state agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. As the Company's consolidated assets are less than $150 million and it does not meet other specified criteria at June 30, 1998 and December 31, 1997, the Company is not subject to the consolidated capital requirements of the Federal Reserve System's Bank Holding Companies Act, as amended June 30, 1998 and December 31, 1997. However, as a part of the Company's initial approval as a bank holding company, the Federal Reserve Bank did require the following: 1) no dividends are to be paid by the Company during its first three years of operations; 2) no borrowing by the Company will be permitted during the Company's first three years of operations; and 3) the Bank will maintain a 10% Tier 1 Capital (to total assets) ratio for its first three years of operations.

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

NOTE 3 -      CONTINGENT LIABILITY - RESCINDABLE COMMON STOCK
              The Company, as a result of federal and state securities law compliance matters, has a contingent liability related to the sale of common stock in its initial public offers. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company retained special securities law counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will approve the Registration Statement or that the Company will proceed with the Registration Statement.

              If the Registration Statement becomes effective, the Company will offer (the "Rescission Offer") to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. The Company will offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest at a rate that varies based on a shareholder's state of residence at the time the shares were purchased. In view of the matters described in Note 5, the Company will most likely not proceed with the Rescission Offer.

              As a result of this matter, the common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock". Such amount is reported after liabilities but before stockholders' deficit.

              In July, 1998, a class action lawsuit was filed on behalf of Towne Bancorp's shareholders seeking damages related to the rescindable classification of their common stock and its improper registration. The Company is obligated to indemnify its directors and former directors for costs assumed by them in connection with the lawsuit.

NOTE 4 -      CONTINGENT LIABILITY - OTHER
              The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has asked the Company to furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from any enforcement action could have a material adverse affect on the Company.

NOTE 5 -      SALE OF BANK
              On June 11, 1998, the Company signed a definitive Agreement that provided for a capital infusion of $2,000,000 into Towne Bank, the wholly owned subsidiary of the Company, by Exchange Bancshares, Inc. ("EBI"), Luckey, Ohio. The Company and EBI also joined the execution of a separate Merger Agreement by and between Towne Bank and The Exchange Bank, a wholly owned subsidiary of EBI, dated as of June 19, 1998. The transactions contemplated under the Agreement and the Merger Agreement were consummated effective as of June 19, 1998, after receipt of approval from the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland. Pursuant to the terms of the Agreement and the Merger Agreement, the Company, as a shareholder of Towne Bank, received cash in the amount of $825,420 on June 19, 1998. A gain of $184,866 resulted from the sale.

              Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six (6) months. At the end of such six (6) month period, assuming that there has been no demonstrated breach of the representations and warranties of the Agreement or merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be received by the Company.

NOTE 6 -      EXTRAORDINARY ITEM
              On June 18, 1998, capital lease obligations were extinguished when a third party purchaser bought the Bank's two branches and terminated the related lease agreements with the Company. This transaction resulted in an extraordinary gain of $230,646.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              The Company had total consolidated assets of $862,942 at June 30, 1998, a decrease of $21,706,113 compared to $22,569,055 at
              December 31, 1997. The Company sold its bank subsidiary on June 19, 1998 as described in Note 5.

              The Company reported a net loss of $1,094,292 for the six months ended June 30, 1998. A significant portion of this loss in the first half can be attributed to the provision for loan losses of $739,610. Additionally, the Company had an extraordinary gain on the early extinguishment of debt related to a capitalized lease obligation which was sold, amounting to $230,646. The Company also recognized a gain on the sale of its subsidiary bank of $184,866 (see Note 5).

              The Company is a party to one or more lawsuits. The Company does not plan to liquidate until lawsuits are settled.


              Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

              The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of
              1995) including, but not limited to, statements regarding the Company's operations during the pendancy of litigation and the amount of working capital needed to fund operations contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: greater than anticipated costs associated with pending litigation, additional claims, which could result in increased defense costs and future capital needs. Actual results may differ materially from management expectations.

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           The Company, certain officers, and a former board member of the Company have been named as defendants in a civil action initiated by Thomas Eichler, a former officer and director of the Company. The Complaint was filed in the United States District Court for the Northern District of Ohio, Western Division. The Complaint alleges a breach of duty as a result of the failure to hire Mr. Eichler as an employee of the Company. The Complaint seeks compensatory damages in the nature of lost wages and punitive damages. The Company has negotiated a settlement with Mr. Eichler that resulted in a dismissal of all claims. In connection with the settlement, the Company anticipates making a $40,000 payment to Mr. Eichler.

           The Company is a party to one or more lawsuits. The Company does not plan to liquidate until lawsuits are settled.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None.


ITEM 5.    OTHER INFORMATION
           Any shareholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Shareholders will be considered untimely for purposes of Rules 14a-4 and 14a-5 if notice thereof is not received by the Company within a reasonable time before the date of the Company's 1999 Annual Meeting of Shareholders. Shareholders may expect that the Company will schedule its 1999 Annual Meeting of Shareholders in May or June of 1999.

           In October 1998, Jerome Bechstein, former Towne Bank president and chief executive officer and current president and chief executive officer of the Company, and Lois Brigham, former executive vice president, signed an order with the Federal Reserve System Board, that prohibits Mr. Bechstein and Ms. Brigham from any future banking employment.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          (A) Exhibit 27 - Financial data schedule.
          (B) Reports on Form 8-K - The Registrant filed a Form 8-K dated June 25, 1998. Items 2 and 5 (Acquisition or Disposition of Assets/Other Events) and Item 7 (Exhibits) were reported. No financial statements were filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Towne Bancorp, Inc.
                                          --------------------------------------
                                          Registrant


                                          /s/ John P. Weinert
Date:    November 20, 1998                --------------------------------------
         -----------------                John P. Weinert, Chairman



Date:    November 20, 1998                /s/ Jerome C. Bechstein
         -----------------                --------------------------------------
                                          Jerome C. Bechstein, President and CEO

                                 Exhibit Index
                                 -------------




Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule
