Form 10QSB
period 1998-09-30
TOWNE BANCORP INC /OH
filed 1999-03-10
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998
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

                       Yes                      No    X
                           -------                  ------


        370,761 common shares were outstanding as of September 30, 1998.

                        This document contains 11 pages.

                               TOWNE BANCORP, INC.

                                      INDEX


                                                                         PAGE(S)

PART I.         FINANCIAL INFORMATION

   ITEM 1.          FINANCIAL STATEMENTS....................................3-7

   ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS....................  8

PART II.        OTHER INFORMATION

   ITEM 1.          LEGAL PROCEEDINGS.......................................  9

   ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS...............  9

   ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.........................  9

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....  9

   ITEM 5.          OTHER INFORMATION.......................................  9

   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K........................  9

   SIGNATURES................................................................ 10

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              1998                 1997
                                                                                          -------------       -------------

                                                      ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        775,834    $     1,014,289
     Federal funds sold                                                                           ---             3,142,000
                                                                                        ----------------    ---------------

                                                     Total cash and cash equivalents             775,834          4,156,289
                                                                                        ----------------    ---------------

   INVESTMENT SECURITIES
     Available-for-sale, at market value                                                          ---               999,397
     Held-to-maturity, at amortized cost                                                          ---             1,596,341
                                                                                        ----------------    ---------------

                                                         Total investment securities              ---             2,595,738
                                                                                        ----------------    ---------------

     Loans receivable, net of allowance for loan losses
       of $1,596,725 in 1997                                                                      ---            13,115,066
     Premises and equipment, net                                                                  ---             2,401,617
     Other assets                                                                                 ---               300,345
                                                                                        ----------------    ---------------

                                                                        Total assets    $        775,834    $    22,569,055
                                                                                        ================    ===============


                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Deposits                                                                           $         ---       $    17,869,056
     Capital lease obligations                                                                    ---             2,482,729
     Accrued interest, taxes and other liabilities                                                66,050            350,381
                                                                                        ----------------    ---------------

                                                                   Total liabilities              66,050         20,702,166
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (3,772,749)        (2,620,132)
     Net unrealized holding gain on investment
       securities available-for-sale                                                              ---                 4,488
                                                                                        ----------------    ---------------

                                                         Total stockholders' deficit          (3,772,749)        (2,615,644)
                                                                                        ----------------    ---------------

               Total liabilities, rescindable common stock and stockholders' deficit    $        775,834    $    22,569,055
                                                                                        ================    ===============


                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




                                                                       THREE MONTHS                    NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                    -------------------            -------------------
                                                                   1998           1997             1998            1997
                                                                   ----           ----             ----            ----
   INTEREST INCOME
     Loans                                                    $        ---   $     231,958     $     617,534  $     472,654
     Investment securities                                            6,057         46,582            71,443        148,416
     Federal funds sold                                                ---          24,588            65,393        146,117
                                                              -------------  -------------     -------------  -------------

                                     Total interest income            6,057        303,128           754,370        767,187

   Interest expense-deposits                                           ---         146,958           386,756        388,767
                                                              ------------   -------------     -------------  -------------

                                       Net interest income            6,057        156,170           367,614        378,420

   Provision for loan losses                                           ---          30,000           739,610         90,000
                                                              -------------  -------------     -------------  -------------

                             Net interest income (expense)
                           after provision for loan losses            6,057        126,170          (371,996)       288,420
                                                              -------------  -------------     -------------  -------------

   NON-INTEREST INCOME
     Service charges on deposit accounts                               ---           3,311            36,740          7,956
     Net gain on sale of bank                                          ---            ---            184,866           ---
     Other operating income                                            ---           4,894            44,009         18,595
                                                              -------------  -------------     -------------  -------------

                                 Total non-interest income             ---           8,205           265,615         26,551
                                                              -------------  -------------     -------------  -------------

   NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                             ---         102,533           224,013        334,550
     Occupancy expenses, including
       interest on capital lease obligations                           ---         173,832           453,150        352,423
     Other operating expenses                                        64,383        164,307           599,720        491,558
                                                              -------------  -------------     -------------  -------------
                               Total non-interest expenses           64,383        440,672         1,276,883      1,178,531
                                                              -------------  -------------     -------------  -------------

     Loss before extraordinary item                                 (58,326)      (306,297)       (1,383,264)      (863,560)

     Extraordinary item, net of tax                                    ---           ---             230,646          ---
                                                              -------------  -------------     -------------  -------------

   Net loss                                                   $     (58,326) $    (306,297)    $  (1,152,618) $    (863,560)
                                                              =============  ==============    ============== ==============

   Comprehensive income (loss)                                $     (58,326) $    (302,364)    $  (1,157,106) $    (862,234)
                                                              =============  =============     =============  =============

   PER SHARE
   Loss before extraordinary item                             $        (.16) $        (.83)    $       (3.11) $       (2.33)
                                                              =============  =============     =============  =============

   Net loss                                                   $        (.16) $        (.83)    $       (3.11) $       (2.33)
                                                              =============  =============     =============  =============

   Comprehensive loss                                         $        (.16) $        (.82)    $       (3.12) $       (2.33)
                                                              =============  =============     =============  =============

   Average common shares outstanding                                370,761        370,761           370,761        370,761
                                                              =============  =============     =============        =======




                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




                                                                                                       NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                   -------------------
                                                                                                 1998              1997
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $  (1,152,618)   $    (863,560)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                              75,841          111,807
         Provision for loan losses                                                                 739,610           90,000
         Net gain on sale of bank                                                                 (184,866)            ---
         Gain on termination of capital lease obligations                                         (230,646)            ---
         Accretion of investment securities discounts,
           net of premium amortization                                                              (2,704)          (2,965)
         Effects of changes in operating assets and liabilities:
           Other assets                                                                           (266,516)        (198,167)
           Accrued interest, taxes and other liabilities                                          (284,330)         (91,843)
                                                                                             -------------    -------------

                                                  Net cash used in operating activities         (1,306,229)        (954,728)
                                                                                             -------------    -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of bank                                                                    825,420             ---
     Proceeds from maturity of investment securities                                             2,598,442          200,000
     Net decrease (increase) in loans receivable                                                12,375,456       (9,214,430)
     Other                                                                                          (4,488)         (44,262)
                                                                                             -------------    -------------

                                    Net cash provided by (used in) investing activities         15,794,830       (9,058,692)
                                                                                             -------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net (increase) decrease in deposits                                                       (17,869,056)       6,765,924
     Principal payments on capital lease                                                              ---           (17,271)
                                                                                             -------------    -------------

                                    Net cash provided by (used in) financing activities        (17,869,056)       6,748,653
                                                                                            --------------    -------------

                                              Net decrease in cash and cash equivalents         (3,380,455)      (3,264,767)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                      4,156,289        5,812,547
                                                                                             -------------    -------------

     At end of period                                                                        $     775,834    $   2,547,780
                                                                                             =============    =============





                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

              The Independent Auditor's Report, dated March 3, 1998, on the Company's 1997 financial statements and for each of the three years in the period ended December 31, 1997 included an explanatory paragraph for the Company's "going concern uncertainty." Since that time, the Company has sold its only subsidiary on June 19, 1998.

              The proceeds of the transaction will be used to pay ongoing expenses of the Company including its proposed liquidation and dissolution. The Board of Directors of the Company plans to liquidate the Company as soon as practical following a resolution of pending litigation. All remaining assets of the Company, if any, will be distributed to its shareholders at such time.


NOTE 2 -      REGULATORY MATTERS
              On a parent company only basis, the Company's only source of funds are dividends paid by the Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations, and to prudent and sound banking principles.

              The Board of Governors of the Federal Reserve System generally considers it unsafe and unsound banking practices for a bank holding company to pay dividends except out of current operating income, although other factors such as overall capital adequacy and projected income may also be relevant in determining whether dividends should be paid.

              Because the Bank was sold on June 19, 1998, the Company no longer has adequate sources of funds to pay dividends.


NOTE 3 - CONTINGENT LIABILITIES - RESCINDABLE COMMON STOCK AND RELATED CLASS ACTION LAWSUITS
              The Company, as a result of federal and state securities law compliance matters, has a contingent liability related to the sale of common stock in its initial public offering. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest.

              The common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock." Such amount is reported after liabilities but before stockholders' deficit.

              In the third quarter of 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors' and Officers' insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

              The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits.


NOTE 4 -      CONTINGENT LIABILITY - OTHER
              The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has requested that the Company furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from any enforcement action will have a material adverse affect on the Company.

NOTE 5 -      SALE OF BANK
              On June 11, 1998, the Company signed a definitive Agreement that provided for a capital infusion of $2,000,000 into Towne Bank, the wholly-owned subsidiary of the Company, by Exchange Bancshares, Inc. (EBI), Luckey, Ohio. The Company and EBI also joined the execution of a separate Merger Agreement by and between Towne Bank and The Exchange Bank, a wholly-owned subsidiary of EBI, dated as of June 19, 1998. The transactions contemplated under the Agreement and the Merger Agreement were consummated effective as of June 19, 1998, after receipt of approval from the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland. Pursuant to the terms of the Agreement and the Merger Agreement, the Company, as a shareholder of Towne Bank, received cash in the amount of $825,420 on June 19, 1998. A gain of $184,866 resulted from the sale.

              Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six (6) months. At the end of such six (6) month period, assuming there has been no demonstrated breach of the representations and warranties of the Agreement or Merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be received by the Company.

NOTE 6 -      EXTRAORDINARY ITEM
              On June 18, 1998, capital lease obligations were extinguished when a third party purchaser bought the Bank's two branches and terminated the related lease agreements with the Company. This transaction resulted in an extraordinary gain of $230,646.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              The Company had total consolidated assets of $775,834 at September 30, 1998, a decrease of $21,793,221 compared to $22,569,055 at
              December 31, 1997. The Company sold its bank subsidiary on June 19, 1998 as described in Note 5 of the Notes to Consolidated Financial Statements included in Item 1.

              The Company reported a net loss for the nine months ended September 30, 1998. A significant portion of this loss in the first half related to the provision for loan losses.

              The Company is a party to certain lawsuits. In the third quarter of 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

              The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company does not plan to liquidate until the lawsuits are settled.


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

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           The Company has negotiated a settlement with Thomas Eichler, a former officer and director of the Company who filed a complaint against the Company. In connection with the settlement, all claims were dismissed and the Company accrued a $40,000 liability due to Mr. Eichler.

           The Company is a party to certain lawsuits. In the third quarter of 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

           The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company does not plan to liquidate until the lawsuits are settled.


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

           In October 1998, Jerome Bechstein, former Towne Bank president and chief executive officer and current president and chief executive officer of the Company, and Lois Brigham, former executive vice president, voluntarily signed an order with the Federal Reserve System Board, that prohibits Mr.
           Bechstein and Ms. Brigham from any future banking employment.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (A) Exhibit 27 - Financial data schedule.
           (B) None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Towne Bancorp, Inc.
                                      ------------------------------------------
                                      Registrant



Dated March 9, 1999                   /s/ John P. Weinert
                                      ------------------------------------------
                                      John P. Weinert, Chairman



Dated March 9, 1999                   /s/ Jerome C. Bechstein
                                      ------------------------------------------
                                      Jerome C. Bechstein, President and CEO

                                 Exhibit Index
                                 -------------


Exhibit No.                         Description
-----------                         -----------

    27                             Financial Data Schedule