Form 10KSB40
period 1998-12-31
TOWNE BANCORP INC /OH
filed 1999-04-01
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            -------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 0000887203

                               TOWNE BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

            Ohio                                         34-1704637
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

  16967 BG Road W, Bowling Green, Ohio                                43402
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (419) 874-2090
                                -----------------

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
                                   Yes                 No     X
                                              ---            ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The Registrant's revenues for its most recent fiscal year are $1,025,168.

     There is no market for the Registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, is indeterminate as of March 20, 1999, due to the limited number of transactions in the Registrant's voting stock.

     As of March 20, 1999, there were issued and outstanding 370,761 shares of Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

     Portions of Registrant's Form S-2 Registration Statement, dated January 5, 1998 (Registration No. 333-43741) are incorporated by reference in Item 13 - Part III of Form 10-KSB.

     Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                                    ---    ---

                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I


       ITEM   1.   Description of Business...........................................................        3

       ITEM   2.   Description of Business Property..................................................       11

       ITEM   3.   Legal Proceedings.................................................................       11

       ITEM   4.   Submission of Matters to a Vote of Security Holders...............................       12


PART II

       ITEM   5.   Market for Common Equity and Related Stockholder Matters..........................       12

       ITEM   6.   Management's Discussion and Analysis of Operations................................       12

       ITEM   7.   Financial Statements..............................................................       13

       ITEM   8.   Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..........................................       13

PART III

       ITEM   9.   Directors, Executive Officers, Promoters and Control Persons,
                        Compliance with Section 16(a) of the Exchange Act............................       13

       ITEM 10.    Executive Compensation............................................................       13

       ITEM 11.    Security Ownership of Certain Beneficial Owners and Management....................       13

       ITEM 12.    Certain Relationships and Related Transactions....................................       13

       ITEM 13.    Exhibits and Reports on Form 8-K..................................................       14


SIGNATURES............................................................................................      15

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

Towne Bancorp, Inc. (Company) was organized under the laws of the state of Ohio on April 1, 1992, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The principal offices of the Company are located at 16967 BG Rd. West, Bowling Green, Ohio. The Company had total assets of $729,471 at December 31, 1998.

Until June 1998, the Company owned all of the voting shares of Towne Bank
(Bank), an Ohio-chartered bank organized in 1995.

On June 11, 1998, the Company signed a definitive Agreement that provided for a capital infusion of $2,000,000 into Towne Bank, the wholly-owned subsidiary of the Company, by Exchange Bancshares, Inc. (EBI), Luckey, Ohio. The Company and EBI also joined the execution of a separate Merger Agreement by and between Towne Bank and The Exchange Bank, a wholly-owned subsidiary of EBI, dated as of June 19, 1998. The transactions contemplated under the Agreement and the Merger Agreement were consummated effective as of June 19, 1998, after receipt of approval from the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland. Pursuant to the terms of the Agreement and the Merger Agreement, the Company, as the sole shareholder of Towne Bank, received cash in the amount of $825,420 on June 19, 1998. A gain of $184,866 resulted from the sale.

Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. At the end of such six-month period, assuming there has been no demonstrated breach of the representations and warranties of the Agreement or Merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be received by the Company.

Substantially all operations of the Company were conducted through the bank. The Company has had no operations since the sale of the bank.


GENERAL
The Company was formed by Jerome Bechstein, John Weinert and others. The initial capitalization of the Bank was achieved through the purchase of 6,500 shares by the organizers at a per share price of $12.50 ($81,250) and by selling shares to the general public in the communities of the Bank's service areas. The offering began in August 1992 and was completed in November 1995 with the issuance of 348,464 shares at a per share price of $12.50 ($4,355,800).


The Company is regulated by federal and state banking agencies. As a result, it is subject to periodic examinations by the agencies and is required to comply with various regulatory matters.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

REGULATION AND SUPERVISION
The Company, as a registered bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (Act). The Act limits the activities in which the Company may engage to those activities that the Federal Reserve Boards finds, by order or regulation, to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Company is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. A bank holding company is prohibited from acquiring direct or indirect ownership or control of any company that is not a bank or bank holding company unless its business and activities would be acceptable for the bank holding company itself. The Federal Reserve Board, however, is empowered to differentiate between activities which are initiated de novo by a bank holding company or a subsidiary, and activities commenced by acquisition of a going concern. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank if, after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities.

The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles, or that are in violation of law. Further, under
Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or lease or sale of any property, or the furnishing of services.


EMPLOYEES
The Company has no employees.


STATISTICAL DISCLOSURES
The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Company has no foreign operations or foreign loans.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                PART I CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL
The following table sets forth, for the years ended December 31, 1998 and 1997, the distribution of assets, liabilities, rescindable common stock and stockholders' deficit, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:


                                                                                               1998
                                                                         ----------------------------------------------
                                                                             AVERAGE                            YIELD/
                                                                             BALANCE         INTEREST            RATE
                                                                         -------------    --------------     ----------
                                     ASSETS
INTEREST-EARNING ASSETS
   Loans (Notes 1, 2, and 3)                                             $  14,296,755           617,534          4.32  %
   Investment securities (Notes 1 and 4)                                     2,496,961            64,783          2.59
   Deposit in bank                                                             358,632            11,843          3.30
   Federal funds sold (Note 1)                                               3,380,000            65,393          1.93
                                                                         -------------    --------------
                                     Total interest-earning assets          20,532,348           759,553          3.70  %
                                                                                          --------------      ========

NON-INTEREST EARNING ASSETS
   Cash and due from banks                                                     513,249                --
   Bank premises and equipment, net                                          2,382,685                --
   Other assets                                                                285,780                --
   Less allowance for loan losses                                             (692,728)
                                                                         -------------
                                                             Total       $  23,021,334    $      759,553
                                                                         =============    ==============

                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

INTEREST-BEARING LIABILITIES (Note 1)
   Deposits                                                              $  17,386,748           386,756          2.22  %
                                                                         -------------    --------------      --------
                                Total interest-bearing liabilities          17,386,748           386,756          2.22  %
                                                                         -------------    --------------      ========

NON-INTEREST-BEARING LIABILITIES
   Capital lease obligations (Notes 1 and 5)                                 2,482,729                --
   Demand deposits (Note 1)                                                  1,131,090                --
   Other liabilities                                                           225,385                --
                                                                         -------------    --------------
                            Total non-interest-bearing liabilities           3,839,204                 0

RESCINDABLE COMMON STOCK                                                     4,482,533                --

STOCKHOLDERS' DEFICIT                                                       (3,231,628)               --
                                                                         -------------    --------------
                                                             Total       $  22,476,857           386,756
                                                                         =============    --------------
Net interest income                                                                       $      372,797
                                                                                          ==============
Net yield on interest-earning assets                                                                              1.82  %
                                                                                                              ========

                         1997
   ---------------------------------------------
      AVERAGE                            YIELD/
      BALANCE          INTEREST           RATE
   -------------    -------------      ---------

   $   7,451,760    $     786,825          10.56%
       3,257,245          190,828           5.86
              --              --              --
       3,502,898          188,131           5.37
   -------------    -------------
      14,211,903        1,165,784           8.20%
                    -------------       ========


         882,409
       2,433,582
         277,833
         (79,397)

   $  17,726,330    $   1,165,784
   =============    =============





   $  10,743,631    $     593,393           5.52%
              --               --              --
   -------------    -------------
      10,743,631          593,393           5.52%
                                        ========


       2,511,332               --
       1,163,663               --
         267,422               --
   -------------    -------------
       3,942,417               --

       4,482,533               --

      (1,442,251)              --
   -------------    -------------
   $  17,726,330          593,393
   =============    -------------
                    $     572,391

                                            4.03%
                                        ========

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL - CONTINUED

NOTES:

     (1) Since the Bank was held by the Company for only 5 1/2 months in 1998, average balances applicable to Bank for 1998 have been adjusted to an annual basis in order to compute the effective yield/rate.
     (2) Included in loan interest income are loan fees of $34,087 in 1998, and $106,310 in 1997.
     (3) The Bank has no non-accrual loans for the periods reported above.
     (4) All taxable investments.
     (5) Interest expense on capital lease obligations is reported in occupancy expense for financial reporting purposes. Such interest amounted to $286,570 in 1997 (11.42%).

The following table sets forth a summary of the 1998 and 1997 changes in interest income and interest expenses resulting from changes in volume and changes in rate.

                                                                                   1998 COMPARED TO 1997
                                                                         INCREASE (DECREASE) DUE TO VOLUME AND RATE
                                                                -----------------------------------------------------------
                                                                     1998                          1997 (1)
                                                                -------------     -----------------------------------------

                                                                    NET (2)          VOLUME          RATE           NET
                                                                -------------     -------------  -----------  -------------
         INTEREST INCOME
           Loans                                                $    (169,291)    $     774,685  $    (1,474) $     773,211
           Investment securities                                     (126,045)          169,902          944        170,846
           Deposit in bank                                             11,843          (110,570)          --       (110,570)
           Federal funds sold                                        (122,738)          139,198       (3,856)       135,342
                                                                -------------     -------------  -----------  -------------

                                      Total interest-
                                       earning assets                (406,231)          973,215       (4,386)       968,829
                                                                -------------     -------------  -----------  -------------

         INTEREST EXPENSE
           Deposits                                                  (206,637)          552,584       (1,424)       551,160
           Organizer advances                                              --              (481)           -           (481)
                                                                -------------     -------------  -----------  -------------

                               Total interest expense                (206,637)          552,103       (1,424)       550,679
                                                                -------------     -------------  -----------  -------------

                                  Net interest income           $    (199,594)    $     421,112  $    (2,962) $     418,150
                                                                =============     =============  ===========  =============



     (1) The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the absolute dollar change due to volume and the change due to rate.
     (2) Due to the sale of the bank in June 1998, substantially all changes in interest income and expense between 1998 and 1997 are related to decreases in volume.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

INVESTMENT PORTFOLIO
The following table sets forth the carrying amount of investment securities at December 31, 1998 and 1997.

                                                                                      1998                       1997
                                                                                -----------------         -----------------

                  U.S. Treasury securities                                      $              --         $         900,933
                  Obligations of U.S. Government agencies
                    and corporations                                                           --                 1,598,805
                  Other security                                                               --                    96,000
                                                                                -----------------         -----------------

                                                                  Total         $               0         $       2,595,738
                                                                                =================         =================


There are no investment securities of an "issuer" where the aggregate carrying value of such securities exceeded 10% of the combined total of rescindable common stock and stockholders' deficit. Also, there are no tax-exempt investment securities at December 31, 1998 and 1997.

LOAN PORTFOLIO - TYPES OF LOANS

The amounts of gross loans outstanding at December 31, 1998 and 1997 are shown in the following table according to types of loans:

                                                                                      1998                       1997

                                                                                -----------------         -----------------
                  Commercial                                                    $              --         $       5,549,125
                  Real estate:
                    Residential mortgage                                                       --                 6,336,594
                  Consumer                                                                     --                 2,022,164
                                                                                -----------------         -----------------

                                                                  Total         $               0         $      13,907,883
                                                                                =================         =================


Commercial loans are those made for commercial, industrial, and professional purposes to sole proprietorships, partnerships, corporations, and other business enterprises. The loans involve certain risks relating to changes in local and national economic conditions and the resulting effect on the borrowing entities.

Real estate - residential mortgage loans are secured wholly or substantially by a lien on real property. Real estate - mortgage loans generally pose the least credit risk exposure to the bank.

Real estate - construction loans are made to finance land development prior to erecting new structures, and the construction of new buildings or additions to existing buildings. Real estate - construction loans pose more risk than real estate - residential mortgage loans, but generally afford adequate security upon completion of the construction project.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

RISK ELEMENTS
The following table presents information concerning the amount of loans at December 31, 1998 and 1997, which contain certain risk elements:


                                                                                      1998                       1997
                                                                                -----------------         -----------------
                  Loans accounted for on a nonaccrual basis                     $              --         $              --
                  Loans contractually past due 90 days or more as to
                    principal or interest payments                                             --                   103,887
                  Loans whose terms have been renegotiated to
                    provide a reduction or deferral of interest or
                    principal because of a deterioration in the
                    financial position of the borrower                                         --                        --
                                                                                -----------------         -----------------

                                                                  Total         $              --         $         103,887
                                                                                =================         =================



SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
The following table shows the daily average loan balance, and changes in the allowance for loan losses for the year ended December 31, 1997. Information for 1998 is not presented due to the sale of the bank in June 1998.

                                                                                       YEAR ENDED DECEMBER 31, 1997

                  Daily average amount of loans                                              $       7,451,760
                                                                                             =================

                  Allowance for loan losses at beginning of year                             $          20,000
                  Loan charge-offs                                                                          --
                  Recoveries of loans previously charged-off                                                --
                  Additions to allowance charged to expense                                            721,883
                                                                                             -----------------

                  Allowance for loans losses at end of year                                  $         741,883
                                                                                             =================


NOTE:
      The determination of the balance of the allowance for loan losses is based upon an analysis of the loan portfolio, and reflects an amount which, in management's judgment, is adequate to provide for possible loan losses. Such analysis is based on the character of the loan portfolio, value of any underlying collateral, current economic conditions, and such other factors as management believes require current recognition in estimating possible loan losses.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
The following table allocates to each loan category the allowance for loan losses as of December 31, 1998 and 1997. The allowance has been allocated to the categories of loans noted according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred based on specific credit analysis and the proration of the unallocated allowance to the loan categories based on potential loss experience:

                                                                     1998                           1997
                                                       -------------------------      -----------------------------------
                                                                           PERCENTAGE                         PERCENTAGE
                                                                           OF LOANS TO                        OF LOANS TO
                                                          ALLOWANCE        TOTAL LOANS       ALLOWANCE        TOTAL LOANS

         Commercial                                    $           --           --   %    $      338,644             39.9%
         Real estate - mortgage                                    --           --               370,711             45.6
         Consumer                                                  --           --                32,528             14.5%
                                                       --------------    ---------        --------------    -------------
                                       Total           $            0            0   %    $      741,883            100.0%
                                                       ==============    ============     ==============    =============



DEPOSITS
The average daily amount of deposits (all domestic offices) and average rates paid on such deposits is summarized for the year 1997 in the following table:

                                                                      1997
                                                      --------------------------------
                                                           AVERAGE           AVERAGE
                                                           BALANCE          RATE PAID
                                                      ---------------      -----------
         Non-interest bearing demand deposits          $    1,163,663          --    %
         Interest-bearing demand deposits                     753,380           2.50
         Savings, including Money Market
           deposits                                           849,451           3.09
         Time deposits                                      9,140,800           6.00
                                                       --------------
                                       Total           $   11,907,294
                                                       ==============


Due to the sale of the bank in June 1998, amounts related to 1998 deposits are not presented.

RETURN ON EQUITY AND ASSETS

The ratio of net loss to average total assets and average stockholders' equity and certain other ratios, for the periods noted, are as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      1998                       1997
                                                                                -----------------         -----------------
                  Percentage of net loss to:
                    Average total assets                                                (5.4)   %                (10.4)   %
                    Average stockholders' equity:
                      Including rescindable common stock                               (98.6)   %                (60.5)   %
                      Excluding rescindable common stock                               (38.2)   %               (127.5)   %

                  Percentage of average stockholders' equity to average total assets:
                      Including rescindable common stock                                 5.4    %                 17.2    %
                      Excluding rescindable common stock                               (14.0)   %                 (8.1)   %

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

BUSINESS RISKS
Except for the historical information contained herein, the matters discussed in this Form 10-KSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding the intent, belief and expectations of the Company and its management, such as statements concerning the Company's future profitability. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including, without limitation, factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements contained herein are reasonable, and any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate, and in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

LACK OF PROFITABLE OPERATIONS; ABILITY TO CONTINUE GOING CONCERN
The Company does not conduct operations and is not a going concern. Since the sale of the Bank in June 1998, the Company's only activities have been obtaining legal and other professional services for matters related to litigation and reporting requirements.

HOLDING COMPANY STRUCTURE; GOVERNMENT REGULATION AND POLICIES
As a bank holding company, the Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System. These regulations are primarily intended to protect depositors and may impose limitations on the Company which may not be in the best interests of its stockholders. Regulations now affecting the Company may be changed at any time, and the interpretation of those regulations by examining authorities is also subject to change. Legislative proposals are made from time to time which, if enacted, could adversely affect banking corporations generally, including the Company. It is not possible to predict whether any such initiatives will be successful, or what would be the assurance that future changes in the regulations or in the interpretation thereof will not adversely affect the business of the Company. Changes in the government's monetary, fiscal, housing finance or tax policies may also adversely affect the business of the Company.

RESCISSION OFFER AND POSSIBLE VIOLATIONS OF SECURITIES LAW
The Company sold 370,761 shares of its common stock, without par value (Shares), during a period from 1992 through 1996, at prices ranging from $12.50 to $14.50 per Share. The Company may have a contingent liability to its shareholders as a result of potential violation of applicable federal and state securities laws in connection with the sale of the Shares. On January 5, 1998, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission (Regulation Statement), whereby the Company intends to provide purchasers of the Shares an opportunity to rescind their purchase (Rescission Offer). If the conditions to the Rescission Offer are satisfied, the Company will repay shareholders who accept the offer to rescind the amounts they paid to the Company for their Shares, together with interest thereon from the date of their respective purchases through the date of repayment by the Company. The purpose of the Rescission Offer is to remove or reduce, to the extent possible, any contingent liabilities that the Company may have resulting from such potential federal and state securities law violations. There can be no assurance that the Rescission Offer will ultimately be declared effective by the SEC. The Rescission Offer does not preclude any individual shareholder from pursuing

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 1.           DESCRIPTION OF BUSINESS - CONTINUED

RESCISSION OFFER AND POSSIBLE VIOLATIONS OF SECURITIES LAW - CONTINUED claims against the Company or its officers or directors. In the event that a large number of shareholders accept the Rescission Offer, and the Company is unable to raise sufficient funds to repurchase such Shares, the Company's financial position could be adversely affected if a large number of shareholders elect to pursue claims against the Company or its officers or directors. Furthermore, the Rescission Offer does not prevent any government agency from asserting violations of the securities laws in a proceeding against the Company or its officers or directors, and the Company's financial position will also be adversely affected if any such claims are asserted and pursued.

FUNDING OF THE RESCISSION OFFER
The Company is unable to fund the rescission offer due to a lack of available funds.

ANTI-TAKEOVER PROVISIONS
The Articles of Incorporation of the Company contain provisions which would discourage the acquisition of control of the Company. The number of Shares purchased now or in the future by the Company's management may have a similar effect. These factors may have an adverse effect upon the value of the Shares acquired hereunder.

ITEM 2.           DESCRIPTION OF BUSINESS PROPERTY

All property held by the Company was disposed of in connection with the June 19, 1998 sale of the bank.

ITEM 3.           LEGAL PROCEEDINGS

The Company has negotiated a settlement with Thomas Eichler, a former officer and director of the Company, who filed a complaint against the Company. In connection with the settlement, all claims were dismissed and the Company accrued a $40,000 liability due to Mr. Eichler.

The Company is a party to certain lawsuits. In 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account, with $125,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

Also in connection with one of the class action lawsuits, the Company filed a cross claim against its casualty insurance carrier for breach of contract for denying and voiding directors' and officers' liability insurance and tail coverage. The Company seeks reinstatement of coverage, and compensatory and punitive damages of $100,000 and $10,000,0000, respectively. The insurance carrier refunded the Company approximately $100,000 of premiums paid to it by the Company, however, the Company returned the money to the insurance carrier and intends to vigorously pursue the cross claim.

The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company does not plan to liquidate until the lawsuits are settled.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998

PART I            CONTINUED

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                    PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company may have a contingent liability related to the sale of common stock in its initial public offering, as a result of possible defects in its registration with the Securities and Exchange Commission and various state securities authorities. Information relating to this matter is discussed in Financial Statement Footnote 8 captioned "Common Stock (Subject to Rescission Offer)" and Footnote 19 captioned "Contingent Liabilities" of the 1998 Consolidated Financial Statements of Towne Bancorp, Inc., and is incorporated herein by reference.

The number of holders of record of the Company's common stock at December 31, 1998 is 741.

Information relating to dividend restrictions is described under Business Risks above, and in Financial Statement Footnote 14 captioned "Regulatory Matters" of the 1997 Consolidated Financial Statements of Towne Bancorp, Inc. and is incorporated herein by reference.

There is no established public trading market for the Company's Common Stock. Solely on the basis of transactions of which the Company has knowledge, the transaction price for shares of the Company's Common Stock was $14.50 during 1997 and 1996.

No dividends have been declared or paid by the Company on its Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Management's discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1998 (unaudited), 1997 (audited), and 1996 (audited). This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report. See Item 7 for explanation of inclusion of unaudited financial statements for 1998.

FINANCIAL CONDITION - SUMMARY
The Company had total consolidated assets of $729,471 at December 31, 1998, a decrease of $21,839,584 or 96.8% from the $22,569,055 total at December 31, 1997. The Company sold its bank subsidiary on June 19, 1998, as described in
Note 1 of the Notes to Consolidated Financial Statements included in Item 7.

The Company reported a net loss of $1,233,318 and $1,838,908 for the years ended December 31, 1998 and 1997, respectively. A significant portion of this loss can be attributed to the provision for loan losses.

The Company is a party to certain lawsuits. In 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company does not plan to liquidate until the lawsuits are settled.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


PART II           CONTINUED

ITEM 7.           FINANCIAL STATEMENTS

The Company sold its only operating subsidiary, the bank, on June 19, 1998. Since the sale of the bank, the Company's only source of income has been, and continues to be, interest income. The proceeds from the sale of the bank are being used to pay ongoing expenses pending the dissolution and liquidation of the Company. The Company intends to dissolve and liquidate as soon as practicable following resolution of pending lawsuits. Accordingly, management believes that the expense associated with an audit of the Company's financial statements outweighs the corresponding benefit that would be derived by the Company's shareholders from having audited financial statements included in this Form 10-KSB.

The consolidated financial statements of the Company are set forth on pages F-1 through F-24. The 1998 consolidated financial statements are unaudited. The 1997 and 1996 financial statements were audited by independent auditors and they expressed an unqualified opinion on them in their report dated March 3, 1998. However, they also included an explanatory paragraph in the report that disclosed matters that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements included no adjustments that might result from the outcome of these uncertainties. The 1997 independent auditors' report is at page F-2 of the Company's 1997 Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is included in the Company's Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10.          EXECUTIVE COMPENSATION

The information required by this Item is included in the Company's Proxy Statement related to the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the Company's Proxy Statement related to the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Company's Proxy Statement related to the Company's 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


PART III          CONTINUED

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as an exhibit to this document:

    EXHIBIT
    NUMBER                             DESCRIPTION
   --------         -----------------------------------------------------------
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

     27.0           Financial Data Schedule

(b) Reports on Form 8-K
          None

     *Incorporated by reference as indicated.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWNE BANCORP, INC.

                                        /s/ Jerome C. Bechstein
                                      --------------------------------------
                                      Jerome C. Bechstein, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

   /s/ Jerome C. Bechstein                                     March 31, 1999
--------------------------------------------------       -----------------------
Jerome C. Bechstein, President, CEO,                     Date
    Director, and Chief Financial Officer


   /s/ Lois A. Brigham                                         March 31, 1999
--------------------------------------------------       -----------------------
Lois A. Brigham, Senior Vice President,                  Date
    Secretary and Director


   /s/ John P. Weinert                                         March 31, 1999
--------------------------------------------------       -----------------------
John P. Weinert, Director                                Date



By:    /s/ Jerome C. Bechstein                                 March 31, 1999
    ----------------------------------------------       -----------------------
         Jerome C. Bechstein, Attorney-                  Date
             in-fact for each of the persons indicated

                               TOWNE BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                                    CONTENTS




                                                                        PAGE
                                                                     -----------
CONSOLIDATED BALANCE SHEETS....................................             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS..........................             F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT...............             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS..........................             F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................      F-7 - F-24

                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                DECEMBER 31, 1998 (UNAUDITED) AND 1997 (AUDITED)


                                                                                              1998                 1997
                                                                                        ----------------    ---------------

                                     ASSETS
   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        729,471    $     1,014,289
     Federal funds sold                                                                               --          3,142,000
                                                                                        ----------------    ---------------

                                                     Total cash and cash equivalents             729,471          4,156,289
                                                                                        ----------------    ---------------

   INVESTMENT SECURITIES
     Available-for-sale, at market value                                                           --               999,397
     Held-to-maturity, at amortized cost, market value of
       $0 in 1998 and $1,598,726 in 1997                                                           --             1,596,341
                                                                                        ----------------    ---------------

                                                         Total investment securities                0             2,595,738
                                                                                        ----------------    ---------------

   Loans receivable, net of allowance for loan losses
     of $0 in 1998 and $741,883 in 1997                                                            --            13,115,066
   Premises and equipment, net                                                                     --             2,401,617
   Other assets                                                                                    --               300,345
                                                                                        ----------------    ---------------

                                                                        Total assets    $        729,471    $    22,569,055
                                                                                        ================    ===============


                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT
   LIABILITIES
     Deposits:
       Interest-bearing                                                                 $             --    $    16,777,595
       Non-interest bearing                                                                           --          1,091,461
                                                                                        ----------------    ---------------

                                                                      Total deposits                   0         17,869,056

     Capital lease obligations                                                                        --          2,482,729
     Accrued interest, taxes and other liabilities                                               109,204            350,381
                                                                                        ----------------    ---------------

                                                                   Total liabilities             109,204         20,702,166
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK (Notes 1, 8, 12, and 17)
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding 370,761 shares                                   4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (3,862,266)        (2,620,132)
     Net unrealized holding gain on investment
       securities available-for-sale                                                                  --              4,488
                                                                                        ----------------    ---------------

                                                         Total stockholders' deficit          (3,862,266)        (2,615,644)
                                                                                        ----------------    ---------------

                                         Total liabilities, rescindable common stock
                                                           and stockholders' deficit    $        729,471    $    22,569,055
                                                                                        ================    ===============


   The accompanying notes are an integral part of these financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED),
                               AND 1996 (AUDITED)

                                                                           1998                1997                1996
                                                                       -------------      --------------      -------------
INTEREST INCOME
   Loans                                                               $     617,534      $      786,825      $      13,614
   Investment securities                                                      76,626             190,828             19,982
   Deposits in other bank, escrow account                                         --                  --            110,570
   Federal funds sold                                                         65,393             188,131             52,789
                                                                       -------------      --------------      -------------

                                           Total interest income             759,553           1,165,784            196,955

INTEREST EXPENSE
   Deposits                                                                  386,756             593,393             42,233
   Common stock, escrow account                                                   --                  --                 --
   Organizer advances                                                             --                  --                481
                                                                       -------------      --------------      -------------

                                          Total interest expense             386,756             593,393             42,714
                                                                       -------------      --------------      -------------

                                             Net interest income             372,797             572,391            154,241

PROVISION FOR LOAN LOSSES                                                    739,610             721,883             20,000
                                                                       -------------      --------------      -------------

                                   Net interest income (expense)
                                 after provision for loan losses            (366,813)           (149,492)           134,241
                                                                       -------------      --------------      -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                        36,740              22,854              1,535
   Net gain on sale of bank                                                  184,866                  --                 --
   Other operating income                                                     44,009              29,912                519
                                                                       -------------      --------------      -------------

                                       Total non-interest income             265,615              52,766              2,054
                                                                       -------------      --------------      -------------

NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                                     224,013             440,748            350,886
   Occupancy expenses, including interest on
     capital lease obligations                                               453,150             499,080            228,170
   Other operating expenses                                                  694,420             802,354            462,200
                                                                       -------------      --------------      -------------

                                     Total non-interest expenses           1,371,583           1,742,182          1,041,256
                                                                       -------------      --------------      -------------

                                Loss before federal income taxes          (1,472,781)         (1,838,908)          (904,961)

CREDIT FOR FEDERAL INCOME TAXES                                                   --                  --            (31,600)
                                                                       -------------      --------------      -------------

Loss before extraordinary item                                            (1,472,781)         (1,838,908)          (873,361)

Extraordinary item, net of tax                                               230,647                  --                 --
                                                                       -------------      --------------      -------------

Net loss                                                               $  (1,242,134)     $   (1,838,908)     $    (873,361)
                                                                       =============      ==============      =============

Comprehensive loss                                                     $  (1,246,622)     $   (1,836,655)     $    (871,126)
                                                                       =============      ==============      =============

PER SHARE
Loss before extraordinary item                                         $      (3.97)      $        (4.96)     $        (2.38)
                                                                       ============       ==============      ==============

Net loss (Note 17)                                                     $      (3.35)      $        (4.96)     $        (2.38)
                                                                       ============       ==============      ==============

Comprehensive loss                                                     $      (3.36)      $        (4.95)     $        (2.38)
                                                                       ============       ==============      ==============

AVERAGE COMMON SHARES OUTSTANDING (Note 17)                                  370,761             370,761            366,689
                                                                       =============      ==============      =============


   The accompanying notes are an integral part of these financial statements.

                               TOWNE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


                                                                         RETAINED               NET
                                                                         EARNINGS           UNREALIZED
                                                                        (ACCUMULATED          HOLDING
                                                                          DEFICIT)             GAIN                TOTAL
                                                                       -------------      --------------      -------------
BALANCE AT DECEMBER 31, 1995                                           $      92,137      $           --      $      92,137

   Net loss for 1996                                                        (873,361)                 --           (873,361)

   Change in net unrealized holding gain for 1996                                 --               2,235              2,235
                                                                       -------------      --------------      -------------


BALANCE AT DECEMBER 31, 1996                                                (781,224)              2,235           (778,989)

   Net loss for 1997                                                      (1,838,908)                 --         (1,838,908)

   Change in net unrealized holding gain for 1997                                 --               2,253              2,253
                                                                       -------------      --------------      -------------


BALANCE AT DECEMBER 31, 1997                                              (2,620,132)              4,488         (2,615,644)

   Net loss for 1998                                                      (1,242,134)                 --         (1,242,134)

   Change in net unrealized holding gain for 1998                                 --              (4,488)            (4,488)
                                                                       -------------      --------------      -------------

BALANCE AT DECEMBER 31, 1998                                           $  (3,862,266)     $            0      $  (3,862,266)
                                                                       =============      ==============      =============




   The accompanying notes are an integral part of these financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)

                                                                                1998             1997              1996
                                                                          ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $  (1,242,134)    $  (1,838,908)   $     (873,361)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Gain on termination of capital lease obligations                         (230,646)               --                --
       Depreciation and amortization                                              75,841           155,869            66,209
       Provision for loan losses                                                 739,610           721,883            20,000
       Accretion of investment securities discounts,
         net of premium amortization                                              (2,704)           (4,215)             (300)
       Expenses paid directly by organizers                                           --                --             6,511
       Gain on sale of bank                                                     (184,866)               --                --
       Effects of changes in operating assets and liabilities:
         Other assets                                                           (266,516)         (119,275)         (129,795)
         Accrued interest, taxes and other liabilities                          (241,177)           65,406           (24,440)
                                                                         ---------------  ----------------  ----------------

                                    Net cash provided by (used in)
                                              operating activities            (1,352,592)       (1,019,240)         (935,176)
                                                                         ---------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of premises                                                     --                --        1,496,510
   Proceeds from sale of bank                                                    825,420                --               --
   Proceeds from maturity of investment securities:
     Available-for-sale                                                               --           400,000               --
     Held-to-maturity                                                                 --           400,000               --
   Sales (purchases) of investment securities:
     Available-for-sale                                                          999,397                --        (1,393,750)
     Held-to-maturity                                                          1,599,045                --        (1,992,985)
   Net decrease (increase) in loans receivable                                12,375,456       (12,734,036)       (1,122,913)
   Unrealized holding gain on available for-sale securities                       (4,488)               --                --
   Additions to premises and equipment                                                --           (49,195)         (892,446)
                                                                         ---------------  ----------------  ----------------

                                    Net cash provided by (used in)
                                              investing activities            15,794,830       (11,983,231)       (3,905,584)
                                                                         ---------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (increase) decrease in deposits                                       (17,869,056)       11,363,484         6,505,572
   Proceeds from issuance of common stock                                             --                --           316,421
   Principal payments on capital lease obligations                                    --           (17,271)               --
   Purchase of common stock                                                           --                --          (111,784)
   Repayment of advances from organizers, net                                         --                --           (49,349)
                                                                         ---------------  ----------------  ----------------

                                    Net cash provided by (used in)
                                              financing activities           (17,869,056)       11,346,213         6,660,860
                                                                         ---------------  ----------------  ---------------

Increase (decrease) in cash and cash equivalents                              (3,426,818)       (1,656,258)        1,820,100

CASH AND CASH EQUIVALENTS
   At beginning of year                                                        4,156,289         5,812,547         3,992,447
                                                                         ---------------  ----------------  ----------------

   At end of year                                                        $       729,471  $      4,156,289  $      5,812,547
                                                                         ===============  ================  ================


   The accompanying notes are an integral part of these financial statements.

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)

NOTE 1 -      OPERATING RESULTS, CONTINGENCIES AND RELATED MATTERS
              Towne Bancorp, Inc. (Company) was incorporated on April 1, 1992 in the state of Ohio. The Company is a bank holding company and has one wholly-owned subsidiary, Towne Bank (Bank). The Company's bank subsidiary began operations on October 15, 1996 when it opened its Perrysburg office, followed by the opening of its Sylvania office on January 13, 1997. While initial operating losses were expected, the size of the Company's net losses has exceeded original projections because of a number of factors, including the following: larger pre-opening expenses than anticipated as a result of delays in getting necessary regulatory approvals, litigation settlements as described in Note 9, a significant provision for loan losses in 1997, significant legal and consulting fees for litigation and regulatory matters, and growth in assets and deposits not meeting planned levels. These and other matters have resulted in a 1998 net loss of $1,242,134 and an accumulated deficit of $3,862,266 as of December 31, 1998.

              As discussed below, the Company sold its only operating subsidiary, the bank, on June 19, 1998. Since the sale of the bank, the Company's only source of income has been, and continues to be, interest income. The proceeds from the sale of the bank are being used to pay ongoing expenses pending the dissolution and liquidation of the Company. The Company intends to dissolve and liquidate as soon as practicable following resolution of pending lawsuits. Accordingly, management believes that the expense associated with an audit of the Company's financial statements outweighs the corresponding benefit that would be derived by the Company's shareholders from having audited financial statements included in its Form 10-KSB.

              On June 11, 1998, the Company signed a definitive Agreement that provided for a capital infusion of $2,000,000 into Towne Bank, the wholly-owned subsidiary of the Company, by Exchange Bancshares, Inc. (EBI), Luckey, Ohio. The Company and EBI also joined the execution of a separate Merger Agreement by and between Towne Bank and The Exchange Bank, a wholly-owned subsidiary of EBI, dated as of June 19, 1998. The transactions contemplated under the Agreement and the Merger Agreement were consummated effective as of June 19, 1998, after receipt of approval from the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland. Pursuant to the terms of the Agreement and the Merger Agreement, the Company, as the sole shareholder of Towne Bank, received cash in the amount of $825,420 on June 19, 1998. A gain of $184,866 resulted from the sale.

              Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. At the end of such six-month period, assuming there has been no demonstrated breach of the representations and warranties of the Agreement or Merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be received by the Company.

              As described in Notes 8 and 17, the Company has a contingent liability regarding the original issuance of its common stock.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              Significant accounting policies followed by the Company are presented below.

              USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. The most significant area involving the use of management's estimates and assumptions is depreciation and amortization of premises and equipment, and the reserve for loan losses. Actual results could differ from those estimates.

              CASH AND CASH EQUIVALENTS
              For the purposes of the statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold which mature overnight or within three days.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

              INVESTMENT SECURITIES
              The Company's investment securities are designated as held-to-maturity or available-for-sale. Securities designated as held-to-maturity are carried at their amortized cost. All other securities are classified as available-for-sale. Securities designated as available-for-sale are carried at market value, with unrealized gains and losses on such securities recognized as a separate component of stockholders' equity. The Company has no trading securities.

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

              ORGANIZATIONAL COSTS, STOCK OFFERING COSTS AND PRE-OPENING
              EXPENSES
              Certain costs incurred in organizing the Company, as well as costs incurred to organize the Bank, were deferred and are being amortized to expense on the straight-line method over a five-year period. All costs related to the issuance of the Company's common stock were initially deferred and subsequently charged against surplus upon issuance of the shares.

              Most other expenses incurred prior to the opening of the Bank were charged against operations, except for certain pre-opening expenses of the Bank which were deferred. Substantially all deferred pre-opening expenses were subsequently charged to expense when the Bank opened its Perrysburg, Ohio office in October 1996, as described in Note 9.

              ADVERTISING COSTS
              All advertising costs are expenses as incurred.

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

              INCOME PER SHARE
              Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year. Under Financial Accounting Standards Board's (FASB) Statement No. 128, Earnings Per Share, which was effective in 1997, this computation is referred to as "basic earnings per share." The adoption of Statement No. 128 in 1997 had no impact on the previously reported net income (loss) per share for 1996.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 3 -     INVESTMENT SECURITIES
             The amortized cost and market value of investment securities as of December 31, 1998 and 1997 are as follows:

                                                                       GROSS       GROSS
                                                         AMORTIZED   UNREALIZED  UNREALIZED       MARKET
                                                            COST       GAINS       LOSSES         VALUE
                                                        -----------  -------     --------     -------------
              1998
               Available-for-sale:
                 U.S. Treasury securities               $        --  $    --     $     --     $          --
                 Obligations of U.S. Government
                   agencies and corporations                     --       --           --                --
                 Federal Reserve Bank of
                   Cleveland stock                               --       --           --                --
                                                        -----------  -------     --------     -------------

                       Total available-for-sale                   0        0            0                 0

               Held-to-maturity:
                 U.S. Treasury securities                        --       --           --                --
                 Obligations of U.S. Government
                   agencies and corporations                     --       --           --                --
                                                        -----------  -------     --------     -------------

                       Total held-to-maturity                     0        0            0                 0
                                                        -----------  -------     --------     -------------

                                         Total          $         0  $     0     $      0     $           0
                                                        ===========  =======     ========     =============

              1997
               Available-for-sale:
                U.S. Treasury securities                $   400,598  $ 3,340     $     --     $     403,938
                Obligations of U.S. Government
                  agencies and corporations                 498,311    1,148           --           499,459
                Federal Reserve Bank of
                  Cleveland stock                            96,000       --           --            96,000
                                                        -----------  -------     --------     -------------

                       Total available-for-sale             994,909    4,488         0              999,397

               Held-to-maturity:
                 U.S. Treasury securities                   496,995       14         (259)          496,750
                 Obligations of U.S. Government
                   agencies and corporations              1,099,346    1,115         (485)        1,099,976
                                                        -----------  -------     --------     -------------

                       Total held-to-maturity             1,596,341    1,129         (744)        1,596,726
                                                        -----------  -------     --------     -------------

                                         Total          $ 2,591,250  $ 5,617     $   (744)    $   2,596,123
                                                        ===========  =======     ========     =============

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        December 31, 1998 (Unaudited), 1997 (Audited), and 1996 (Audited)


NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES
         Loans receivable at December 31, 1998 and 1997 consisted of the following:

                                                                1998          1997
                                                               ------    -------------

                Commercial                                     $   --    $   5,549,125
                Real estate - residential mortgage                 --        6,336,594
                Real estate - construction                         --               --
                Consumer                                           --        2,022,164
                                                               ------    -------------

                                 Total loans receivable             0       13,907,883

                Deferred loan fees                                 --          (50,934)
                Allowance for loan losses                          --         (741,883)
                                                               ------    -------------

                                 Net loans receivable          $    0    $  13,115,066
                                                               ======    =============



         Fixed rate loans approximated $0 and $3,886,000 at December 31, 1998 and 1997, respectively.

         The following represents a summary of the activity in the allowance for loan losses for the year ended December 31, 1997:



                Balance at beginning of year                   $     20,000
                Provision charged to operations                     721,883
                                                               ------------

                                 Balance at end of year        $    741,883
                                                               ============


         Due to the bank sale in June 1998, no loan loss activity has been presented for the year ended December 31, 1998.


NOTE 5 - PREMISES AND EQUIPMENT

         The following is a summary of premises and equipment at December 31, 1998 and 1997:

                                                               1998         1997
                                                            ----------   ----------
                Premises:
                  Capital leases                            $     --     $2,500,000
                  Other                                           --         87,463
                                                            ----------   ----------

                         Total premises                              0    2,587,463
                Equipment                                         --         21,498
                                                            ----------   ----------

                         Total equipment and premises                0    2,608,961
                Accumulated depreciation and amortization         --        207,344
                                                            ----------   ----------

                         Premises and equipment, net        $        0   $2,401,617
                                                            ==========   ==========

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 6 - DEPOSITS
         Interest-bearing deposits at December 31, 1998 and 1997 amounted to approximately $0 and $5,689,000, respectively. Interest expense on deposits of $100,000 or more amounted to approximately $203,000 for 1997.


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

         In August 1996, the Company received $1,496,510 from the sale of land and a banking facility under construction in Sylvania, Ohio. There was no gain or loss recognized on the sale. Immediately following the sale, the Company entered into a lease agreement with the purchaser of the property and recorded a capital lease obligation amounting to $1,500,000. Under the terms of the lease agreement, the Company has agreed to make monthly payments of $12,000 through September 1999, and monthly payment of $13,107, subject to periodic inflationary increases, through September 2016. The lease also requires a $34,000 payment at the end of each lease year (as defined). For financial reporting purposes, interest has been imputed at the annual rate of 10.97%.

         On June 18, 1998 the capital lease obligations were extinguished when a third-party purchaser bought the Bank and terminated the lease agreements with the Company. The transactions resulted in an extraordinary gain of $230,646.


NOTE 8 - COMMON STOCK (SUBJECT TO RESCISSION OFFER)
         The information in this footnote should be read in connection with Note
         17. As described in Note 17, on January 5, 1998 the Company filed a Registration Statement with the Securities and Exchange Commission as a result of federal and state securities law compliance matters regarding the public offering of the common stock, resulting in a possible rescission offer to its shareholders.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 8 -  COMMON STOCK (SUBJECT TO RESCISSION OFFER) - CONTINUED
          The organizers of the Company purchased a total of 6,500 shares of common stock, without par value, at $12.50 per share. In July 1992, the Company initiated a public offering of its common stock, also at $12.50 per share. Over a period of approximately three years, the organizers actively sought, without compensation, subscriptions to purchase the common shares of the Company. All subscription payments were deposited with a bank escrow agent, and the subscribers earned interest on amounts paid at an amount equal to the passbook savings rate of the escrow agent. A significant portion of the interest earned by the subscribers was ultimately paid through the issuance of additional shares of the Company's common stock.

          In November 1995, the initial offering of the common stock was completed and the escrow agent issued 348,464 shares at a value of $4,355,800, including $167,983 of accrued interest expense due the subscribers. Since such date, additional shares have been issued and purchased at various prices per share.

          In addition to the federal and state securities law compliance matters in the original registration statement, the shares sold by the Company in connection with its public offering were issued prior to the filing of the amendment to the Company's Amended Articles of Incorporation, which would have increased the Company's authorized common stock from 13,000 shares to 800,000 shares. On November 29, 1997, the Company held a special meeting of those shareholders who were the sole shareholders of the Company's common stock immediately prior to the issuance of the shares sold in the public offering. At that meeting, a majority of the common shares held by those shareholders were voted in favor of the Second Amended and Restated Articles of Incorporation of the Company, the sole purpose of which was to increase the authorized capital stock of the Company to 800,000 common shares, without par value. The Second Amended and Restate Articles of Incorporation were filed at the direction of the Company's Board of Directors on December 23, 1997 with the Secretary of the state of Ohio. It is anticipated that the Company will seek ratification from the shareholders of all actions taken in connection with the increase of its authorized capital stock to 800,000 common shares at the 1998 annual meeting of shareholders.

          The following represents a summary of the activity in common stock for the years ended December 31, 1998, 1997, and 1996:

                                                            COMMON STOCK
                                                    --------------------------
                                                     SHARES         AMOUNT
                                                    ---------    -------------
                BALANCE AT DECEMBER 31, 1995          354,964    $   4,290,945
                  Issuance of common stock             23,650          316,421
                  Purchase of common stock             (7,853)        (111,784)
                  Stock issuance costs                     --         ( 13,049)
                                                    ---------    -------------

                BALANCE AT DECEMBER 31,
                  1996, 1997, AND 1998                370,761    $   4,482,533
                                                    =========    =============

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 9 -  NON-INTEREST EXPENSES
          Upon the opening of the Perrysburg office in October 1996, $311,191 of deferred pre-opening expenses, principally salaries, wages and employee benefits and outside services incurred in 1996, were charged to operations.

          The following is a summary of other operating expense for 1998, 1997 and 1996:

                                                                   1998             1997             1996
                                                              --------------    -------------    -------------
                Advertising, printing, and supplies           $      36,017     $      74,498    $     111,667
                Professional fees, litigation and
                  settlements                                       347,829           279,250          172,348
                Equipment rent                                       85,151           141,335           54,079
                Insurance                                            62,241            39,459           41,675
                Outside services                                    129,486           123,312           43,521
                Franchise and other taxes                            13,368            62,653            7,686
                Directors' fees                                          --            17,750            4,500
                Automobile allowances                                 1,400            14,624               --
                Other expenses                                       18,928            49,473           26,724
                                                              -------------     -------------    -------------

                       Total other operating expenses         $     694,420     $     802,354    $     462,200
                                                              =============     =============    =============


         Professional fees, litigation and settlements includes provisions for litigation settlements of $73,300 in 1997.


NOTE 10 - FEDERAL INCOME TAXES
          The provision (credit) for federal income taxes for the years ended December 31, 1997 and 1996 amounted to $0 and $(31,600), respectively. The actual provision (credit) for income taxes attributable to income
          (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes as a result of the following:

                                                                  1998              1997             1996
                                                              -------------     -------------    -------------
                Expected tax using statutory tax
                  rate of 34%                                 $    (419,300)    $    (625,200)   $    (307,700)
                Impact of the following:
                  Increase in the valuation allowance
                    for deferred tax assets                         413,100          619,000           272,800
                  Surtax exemption and other items, net               6,200            6,200             3,300
                                                              -------------     -------------    -------------

                                                 Total        $           0     $           0    $     (31,600)
                                                              =============     =============    =============

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 10 - FEDERAL INCOME TAXES - CONTINUED
          The tax effects of temporary differences that give rise to deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                   1998              1997
                                                              -------------     -------------
                Net operating loss carryforwards              $     647,020     $     392,400
                Allowance for loan losses                           253,000           249,400
                Other                                               398,080           250,000
                                                              -------------     -------------

                                                Total             1,298,100           891,800

                Less valuation allowance                          1,298,100           891,800
                                                              -------------     -------------

                           Total deferred tax assets,
                           net of valuation allowance         $          --     $          --
                                                              =============     =============


          At December 31, 1998, the Company had net operating loss carryforwards approximating $1,903,000, which were available to reduce future regular federal taxable income. Such carryforwards expire in 2011 ($112,000), 2012 ($1,042,000), and 2013 (749,000).

          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are available.


NOTE 11 - LEASE COMMITMENTS
          For 1997 and 1996, rent expense under various operating lease agreements and other short-term lease arrangements approximated $141,300, and $73,500, respectively. At December 31, 1998, there were no outstanding lease commitments.


NOTE 12 - REGULATORY MATTERS
          The Company is regulated by federal and state banking agencies. As a result, it is subject to periodic examinations by the agencies and is required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Ohio Division of Financial Institutions (Division) and the Federal Reserve Bank of Cleveland (Federal Reserve Bank), the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators, and other matters.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 12 - REGULATORY MATTERS - CONTINUED
          As a result of an additional examination in December 1997 by the regulatory agencies, the Board of directors of the Bank authorized, on January 30, 1998, the acceptance of a Cease and Desist Order (Order) between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank:
          (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (I) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified, or terminated by the Division and the Federal Reserve Bank. See Note 19 for additional information regarding the above matter.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION
          A summary of condensed financial information of the parent company as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, are as follows:

                                 BALANCE SHEETS

                                                                                1998            1997
                                                                             -----------    -----------
                                     ASSETS
              Cash on deposit:
                In subsidiary bank                                           $        --    $   247,735
                In other bank                                                    729,471             --
              Investment in subsidiary                                                --      2,007,020
              Premises under capital lease, net                                       --      2,314,583
              Other asset - refundable federal
                income taxes                                                          --             --
                                                                             -----------    -----------

                                                            Total assets     $   729,471    $ 4,569,338
                                                                             ===========    ===========


                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

                    LIABILITIES
                Capital lease obligations                                    $        --    $ 2,482,729
                Accrued interest and other liabilities                           109,204        219,720
                                                                             -----------    -----------

                                                        Total liabilities        109,204      2,702,449

              RESCINDABLE COMMON STOCK                                         4,482,533      4,482,533

              STOCKHOLDERS' DEFICIT
                Accumulated deficit                                           (3,862,266)    (2,620,132)
                Net unrealized holding gain on
                           securities available-for-sale                           --             4,488
                                                                             -----------    -----------

                                              Total stockholders' deficit     (3,862,266)    (2,615,644)
                                                                             -----------    -----------

                                    Total liabilities, rescindable common
                                          stock and stockholders' deficit    $   729,471    $ 4,569,338
                                                                             ===========    ===========

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                            STATEMENTS OF OPERATIONS

                                                                        1998           1997          1996
                                                                    -----------    -----------    -----------
                      Interest income                               $    11,843    $      --      $   110,570
                      Interest expense                                     --             --              481
                                                                    -----------    -----------    -----------

                                             Net interest income         11,843           --          110,089

                      Gain on sale of subsidiary                        184,866           --             --
                      Extraordinary item - extinguishment
                        of debt                                         230,646
                                                                    -----------    -----------    -----------

                                       Total non-interest income        415,512              0              0

                      Occupancy expenses, net                            81,300        108,054        199,452
                      Other operating expenses                          226,212        273,900        275,084
                                                                    -----------    -----------    -----------

                                     Total non-interest expenses        307,512        381,954        474,536
                                                                    -----------    -----------    -----------

                                    Income (loss) before federal
                                         income taxes and equity
                                       in net loss of subsidiary        119,843       (381,954)      (364,447)

                      Provision (credit) for federal income taxes          --             --          (31,600)
                                                                    -----------    -----------    -----------

                                     Income (loss) before equity
                                       in net loss of subsidiary        119,843       (381,954)      (332,847)

                      Equity in net loss of subsidiary               (1,361,977)    (1,456,954)      (540,514)
                                                                    -----------    -----------    -----------

                                               Net income (loss)    $(1,242,134)   $(1,838,908)   $  (873,361)
                                                                    ===========    ===========    ===========

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                                         1998          1997           1996
                                                                     -----------    -----------    -----------
                     OPERATING ACTIVITIES
                       Net loss                                      $(1,242,134)   $(1,838,908)   $  (873,361)
                       Adjustments to reconcile net loss
                       to net cash used in operating activities:
                         Depreciation and amortization                    62,501        125,000         65,543
                           Gain on termination of capital lease
                             obligations                                (230,646)          --             --
                           Gain on sale of subsidiary                   (184,866)          --             --
                           Equity in net loss of subsidiary            1,361,977      1,456,954        540,514
                           Expenses paid directly by organizers             --             --            6,511
                           Decrease (increase) in other assets              --           22,290        (84,907)
                           Increase (decrease) in accrued
                             interest and other liabilities             (110,516)        51,071       (115,512)
                                                                     -----------    -----------    -----------

                             Net cash used in operating activities      (343,684)      (183,593)      (461,212)

                     INVESTING ACTIVITIES
                       Proceeds from sale of bank                        825,420           --             --
                       Investment in subsidiary                             --             --       (3,855,000)
                       Proceeds from sale-leaseback agreement               --             --        1,496,510
                       Additions to premises and equipment                  --             --         (879,434)
                                                                     -----------    -----------    -----------

                             Net cash provided by (used in)
                                       investing activities              825,420              0     (3,237,924)

                     FINANCING ACTIVITIES
                       Proceeds from issuance of common stock               --             --          316,421
                       Principal payments on capital lease
                         obligations                                        --          (17,271)          --
                       Purchase of common stock                             --             --         (111,784)
                       Repayment of advances from
                         organizers, net                                    --             --          (49,349)
                                                                     -----------    -----------    -----------

                             Net cash provided by (used in)
                                       financing activities                    0        (17,271)       155,288
                                                                     -----------    -----------    -----------

                     Increase (decrease) in cash                         481,736       (200,864)    (3,543,848)

                     Cash at beginning of year                           247,735        448,599      3,992,447
                                                                     -----------    -----------    -----------

                     Cash at end of year                             $   729,471    $   247,735    $   448,599
                                                                     ===========    ===========    ===========

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 13 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED


                                            STATEMENTS OF CASH FLOWS - CONTINUED

                                                                     1998             1997          1996
                                                                --------------   --------------   ----------
                       SUPPLEMENTAL DISCLOSURES

                         Cash paid during the year for:
                           Interest                             $         --     $      287,729   $  122,886
                                                                ==============   ==============   ==========

                           Federal income taxes                 $         --     $         --     $   23,474
                                                                ==============   ==============   ==========

                         Non-cash investing activities:
                           Change in net unrealized holding
                             gain on available-for-sale
                             investment securities              $                $        2,253   $    2,235
                                                                ==============   ==============   ==========

                         Non-cash financing activities:
                           Capital lease obligations            $   (2,482,729)  $         --     $2,500,000
                                                                ==============   ==============   ==========

                           Assets transferred to the Bank
                             as part of capitalization          $         --     $         --     $  145,000
                                                                ==============   ==============   ==========

                           Transfer pre-opening costs and
                             related payable to Bank            $         --     $         --     $   25,254
                                                                ==============   ==============   ==========

                           Stock issuance costs charged
                             to surplus                         $         --     $         --     $   13,049
                                                                ==============   ==============   ==========

                           Stock issuance costs paid directly
                             by organizers                      $         --     $         --     $    6,438
                                                                ==============   ==============   ==========

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          The carrying amount and estimated fair value of the Bank's principal financial instruments, as defined by the Financial Accounting Standards Board's Statement No. 107, Disclosure About Fair Value of Financial Instruments, were as follows at December 31, 1998 and 1997

                                                                   1998                       1997
                                                         -------------------------   -------------------------
                                                           CARRYING       FAIR        CARRYING       FAIR
                                                            AMOUNT        VALUE        AMOUNT         VALUE
                                                         -----------   -----------   -----------   -----------
                     FINANCIAL ASSETS
                       Cash and cash equivalents         $   729,471   $   729,471   $ 4,156,289   $ 4,156,289
                       Investment securities                    --            --       2,595,738     2,596,123
                       Loans receivable, net                    --            --      13,115,066    13,104,294
                       Accrued interest receivable              --            --          86,205        86,205
                                                         -----------   -----------   -----------   -----------

                                             Total       $   729,471   $   729,471   $19,953,298   $19,942,911
                                                         ===========   ===========   ===========   ===========

                     FINANCIAL LIABILITIES
                       Deposits                          $      --     $      --     $17,869,056   $17,905,375
                       Capital lease obligations                --            --       2,482,729     2,482,729
                       Accrued interest, taxes
                         and other liabilities               109,204       109,204       350,381       350,381
                                                         -----------   -----------   -----------   -----------

                           Total financial liabilities       109,204       109,204    20,702,166    20,738,485

                     RESCINDABLE COMMON STOCK              4,482,533     4,482,533     4,482,533     4,482,533
                                                         -----------   -----------   -----------   -----------

                                             Total       $ 4,591,737   $ 4,591,737   $25,184,699   $25,221,018
                                                         ===========   ===========   ===========   ===========



          The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown above:

          CASH AND CASH EQUIVALENTS
          Because of the short maturity of cash equivalents, the carrying amount reported in the consolidated balance sheet approximates fair value.

          INVESTMENT SECURITIES
          The fair value of investment securities is determined based on quoted market prices of the individual securities or, if not available, estimated fair value was obtained by comparison to other known securities with similar risk and maturity characteristics. Such value does not consider possible tax ramifications or estimated transaction costs.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

          LOANS RECEIVABLE
          Fair value for loans receivable was estimated for portfolios of loans with similar financial characteristics. For adjustable rate loans, which re-price at least annually and generally possess low risk characteristics, the carrying amount is a reasonable estimate of fair value. For fixed rate and other loans, the fair value is estimated based on estimated discounted cash flows using current interest rates. Such computations consider weighted average rates and terms of the portfolio, and are adjusted for credit and interest rate risk inherent in the loans.

          DEPOSIT LIABILITIES
          The fair value of core deposits, including demand deposits, savings accounts, and certain money market deposits, is the amount payable on demand. The fair value of fixed-maturity certificates of deposit and other time accounts is estimated using the rates offered at year end for deposits of similar remaining maturities. The estimated fair value does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

          RESCINDABLE COMMON STOCK
          The fair value of rescindable common stock is considered to be the carrying amount since the Company's Rescission Offer (as described in Note 17) will include an offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest.

          OTHER FINANCIAL INSTRUMENTS
          The fair value of accrued interest receivable and accrued interest, taxes and other liabilities is determined to be the carrying amount.

          The fair value of capital lease obligations is determined to be the carrying amount since the interest rates on such amounts are considered to be reasonably close to current rates.

          The fair value of commitments to extend credit is determined to be the contract amount since these financial instruments generally represent commitments at existing rates.


NOTE 15 - FUTURE CHANGE IN ACCOUNTING PRINCIPLE
          The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, in June 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. Statement No. 130 will require classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings (accumulated deficit) and surplus in the equity section of the balance sheet. Statements No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

          The application of Statement No. 130 did not materially affect the Company's consolidated financial statements.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 16 - SUPPLEMENTAL CASH FLOW DISCLOSURES
          Consolidated supplemental cash flow disclosures consisted of the following for the years ended December 31, 1998, 1997, and 1996:

                                                                   1998            1997              1996
                                                              -------------     -------------    -------------
                Cash paid during the year for:
                  Interest, including $287,729 in
                    1997 and $121,000 in 1996
                    related to capital lease
                    obligations                               $                 $     855,891    $     148,484
                                                              =============     =============    =============

                  Federal income taxes                        $                 $          --    $      23,474
                                                              =============     =============    =============

                Non-cash investing activities:
                  Change in net unrealized holding
                    gain on available-for-sale
                    investment securities                     $                 $       2,253    $       2,235
                                                              =============     =============    =============

                Non-cash financing activities:
                  Capital lease obligations                   $                 $          --    $   2,500,000
                                                              =============     =============    =============

                  Stock issuance costs charged
                    to surplus                                $                 $          --    $      13,049
                                                              =============     =============    =============

                  Stock issuance costs paid
                    directly by organizers                    $                 $          --    $       6,438
                                                              =============     =============    =============



NOTE 17 - CONTINGENT LIABILITY - RESCINDABLE COMMON STOCK
          The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company has retained special securities counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will declare the Registration Statement effective.

                               TOWNE BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
        DECEMBER 31, 1998 (UNAUDITED), 1997 (AUDITED), AND 1996 (AUDITED)


NOTE 17 - CONTINGENT LIABILITY - RESCINDABLE COMMON STOCK - CONTINUED
          If the Registration Statement were to becomes effective, the Company would offer (Rescission Offer) to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. However, the Company would be unable to fund the Rescission Offer due to a lack of available funds.

          The Company intended to make the Rescission Offer to reduce or eliminate any contingent liability resulting from potential claims by shareholders arising as a result of possible violations of the Securities Act of 1933, as amended, and state securities laws in connection with the initial sale of the shares by the Company. A shareholder rejecting the Rescission Offer would keep his shares. There can be no assurance that the Rescission Offer will ultimately be declared effective by the Securities and Exchange Commission. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors. In the event that a large number of shareholders accept the Rescission Offer and the Company is unable to raise sufficient funds to repurchase such shares, the Company's financial position would be adversely affected if a large number of shareholders elect to pursue claims against the Company or its officers or directors, and the Company's financial position will also be adversely affected if any such claims are asserted and pursued.

          As a result of this matter, the common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock." Such amount is reported after liabilities but before stockholders' deficit.

          The Rescission Offer, if allowed, would be subject to a number of conditions, including the availability of sufficient funds to purchase all shares tendered, and regulatory approval. The Company will attempt to fund the purchase of any shares tendered under the Rescission Offer with the proceeds of a new public offering of shares or the obtaining of additional funds from a private placement of securities. No specific arrangements are in place at this time and no assurance can be made as to the ability of the Company to secure such additional funds.

          If the Company is unable to have the Registration Statement declared effective by the Securities and Exchange Commission, which is required in order to make the Rescission Offer, or if the Company is unable to fund the repurchase of the shares tendered in acceptance of the Rescission Offer, then, in either event, the Company will be required to defend the lawsuits, if any, brought by shareholders of the Company to rescind their purchases of common stock from the Company. The Company's legal counsel believes that the Company will have defenses in any such lawsuit, including, among others, a statute of limitations defense. No assurance can be made as to the possibility of success of any such defense, or the ability of the Company to pay the cost of defending such actions.