Form 10QSB
period 1999-03-31
TOWNE BANCORP INC /OH
filed 1999-05-14
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 1999 Commission File Number 0000887203

                               TOWNE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

             OHIO                                      34-1704637
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

  16967 BG Road W, Bowling Green, Ohio                          43552
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

                  Yes                    No          X
                     ---------------       ---------------------

          370,761 common shares were outstanding as of March 31, 1999.
          -------

                        This document contains 10 pages.

                               TOWNE BANCORP, INC.

                                      INDEX


                                                                                                           PAGE(S)
                                                                                                           -------

PART I.         FINANCIAL INFORMATION

   ITEM 1.          FINANCIAL STATEMENTS..............................................................      3-7

   ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS..............................................        8

PART II.        OTHER INFORMATION

   ITEM 1.          LEGAL PROCEEDINGS.................................................................        9

   ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................        9

   ITEM 3.          DEFAULTS UPON SENIOR SECURITIES...................................................        9

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................        9

   ITEM 5.          OTHER INFORMATION.................................................................        9

   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K..................................................        9

   SIGNATURES.........................................................................................       10

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              1999                 1998
                                                                                        ----------------    ---------------

                                                      ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        631,189    $       729,471
                                                                                        ----------------    ---------------

                                                                        Total assets    $        631,189    $       729,471
                                                                                        ================    ===============



                                       LIABILITIES, RESCINDABLE COMMON STOCK
                                             AND STOCKHOLDERS' DEFICIT


   LIABILITIES
     Accounts payable and accrued liabilities                                           $        108,720    $       109,204
                                                                                        ----------------    ---------------

                                                                   Total liabilities             108,720            109,204
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (3,960,064)        (3,862,266)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit          (3,960,064)        (3,862,266)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        631,189    $       729,471
                                                                                        ================    ===============







                 See notes to consolidated financial statements.
                                       -3-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                      THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                               ----------------------------
                                                                                                   1999            1998
                                                                                               -------------  -------------
   INTEREST INCOME
     Loans                                                                                     $           0  $     320,181
     Investment securities                                                                             4,235         37,527
     Federal funds sold                                                                                    0         49,153
                                                                                               -------------  -------------

                                                                   Total interest income               4,235        406,861

   Interest expense-deposits                                                                               0        241,841
                                                                                               -------------  -------------

                                                                     Net interest income               4,235        165,020

   Provision for loan losses                                                                               0        333,307
                                                                                               -------------  -------------

                                                           Net interest income (expense)
                                                         after provision for loan losses               4,235       (168,287)
                                                                                               -------------  -------------

   NON-INTEREST INCOME
     Service charges on deposit accounts                                                                   0         18,321
     Other operating income                                                                                0         24,822
                                                                                               -------------  -------------

                                                               Total non-interest income               4,235         43,143
                                                                                               -------------  -------------
   NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                                                                 0        106,901
     Occupancy expenses, including
       interest on capital lease obligations                                                               0        133,295
     Other operating expenses                                                                        102,033        239,281
                                                                                               -------------  -------------

                                                             Total non-interest expenses             102,033        479,477
                                                                                               -------------  -------------

   Net loss                                                                                    $     (97,798) $    (604,621)
                                                                                               =============  =============

   Comprehensive loss                                                                          $     (97,798) $    (603,272)
                                                                                               =============  =============

   PER SHARE
   Net loss                                                                                    $        (.26) $       (1.63)
                                                                                               =============  =============

   Comprehensive loss                                                                          $        (.26) $       (1.63)
                                                                                               =============  =============

   Average common shares outstanding                                                                 370,761        370,761
                                                                                               =============  =============




                 See notes to consolidated financial statements.
                                       -4-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                      THREE MONTHS
                                                                                                  ENDED MARCH 31, 1998
                                                                                             ------------------------------
                                                                                                 1999              1998
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $     (97,798)   $    (604,621)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                                   0           37,864
         Provision for loan losses                                                                       0          333,307
         Accretion of investment securities discounts,
           net of premium amortization                                                                   0           (1,097)
         Effects of changes in operating assets and liabilities:
           Other assets                                                                                  0           29,131
           Accounts payable and accrued liabilities                                                   (484)         (39,974)
                                                                                             -------------    -------------

                                                  Net cash used in operating activities            (98,282)        (245,390)
                                                                                             -------------    -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from maturity of investment securities                                                     0          200,000
     Net increase in loans receivable                                                                    0       (1,311,230)
                                                                                             -------------    -------------

                                                  Net cash used in investing activities                  0       (1,111,230)
                                                                                             -------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                            0        1,297,563
                                                                                             -------------    -------------

                                              Net decrease in cash and cash equivalents            (98,282)         (59,057)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        729,471        4,156,289
                                                                                             -------------    -------------

     At end of period                                                                        $     631,189    $   4,097,232
                                                                                             =============    =============


                 See notes to consolidated financial statements.
                                       -5-

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


NOTE 1 -      CONSOLIDATED FINANCIAL STATEMENTS
              The consolidated financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended March 31, 1999 are not necessarily indicative of results for the full year.

              Until June, 1998, the Company owned all of the voting shares of Towne Bank (Bank), an Ohio-Chartered bank organized in 1995. In June, 1998, the Company sold the Bank, which was its only subsidiary. The proceeds of the transaction will be used to pay ongoing expenses of the Company including its proposed liquidation and dissolution. The Board of Directors of the Company plans to liquidate the Company as soon as practical following a resolution of pending litigation. All remaining assets of the Company, if any, will be distributed to its shareholders at such time.

              The Company does not conduct operations and is not a going concern. Since the sale of the Bank, the Company's only activities have been obtaining legal and other professional services for matters related to litigation and reporting requirements.


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


NOTE 3 - CONTINGENT LIABILITIES - RESCINDABLE COMMON STOCK AND RELATED CLASS ACTION LAWSUITS
              The Company, as a result of federal and state securities law compliance matters, has a contingent liability related to the sale of common stock in its initial public offering. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock." Such amount is reported after liabilities but before stockholders' deficit. The Company does not have adequate financial resources to fund the rescission offer if it is allowed.

              Two class action lawsuits, filed in the U.S. District Court for the Northern District of Ohio, Western Division, exist against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors' and Officers' insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

              In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account, with $125,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

              Also in connection with one of the class action lawsuits, the Company filed a cross claim against its casualty insurance carries for breach of contract for denying the voiding directors' and officers' liability insurance and tail coverage. The Company seeks reinstatement of coverage, and compensatory and punitive damages of $100,000 and $10,000,000, respectively. The insurance carrier refunded the Company approximately $100,000 of premiums paid to it by the Company, however, the Company returned the money to the insurance carrier and intends to vigorously pursue the cross claim.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              The Company had total consolidated assets of $631,189 at March 31, 1999, a decrease of $98,282 compared to $729,471 at December 31, 1998. The Company sold its bank subsidiary on June 19, 1998 as described in Note 5 of the Notes to Consolidated Financial Statements included in Item 1.

              The Company reported a net loss for the three months ended March 31, 1999.

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


              Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

              The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of
              1995) including, but not limited to, statements regarding the Company's operations during the pendancy of litigation and the amount of working capital needed to fund operations contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: greater than anticipated costs associated with pending litigation, additional claims, which could result in increased defense costs and future capital needs. Actual results may differ materially from management expectations.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS
           The Company had negotiated a settlement with Thomas Eichler, a former officer and director of the Company who filed a complaint against the Company. In connection with the settlement, all claims were dismissed and the Company accrued a $40,000 liability due to Mr. Eichler. The liability was paid in February, 1999.

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

           Also in connection with one of the class action lawsuits, the Company filed a cross claim against its casualty insurance carries for breach of contract for denying the voiding directors' and officers' liability insurance and tail coverage. The Company seeks reinstatement of coverage, and compensatory and punitive damages of $100,000 and $10,000,000, respectively. The insurance carrier refunded the Company approximately $100,000 of premiums paid to it by the Company, however, the Company returned the money to the insurance carrier and intends to vigorously pursue the cross claim.

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



                                       Towne Bancorp, Inc.
                                       ----------------------------------------
                                       Registrant



Dated    May 10, 1999                  /S/ John P. Weinert
         ------------                  ----------------------------------------
                                       John P. Weinert, Chairman



Dated    May 10, 1999                  /s/ Jerome C. Bechstein
         ------------                  ----------------------------------------
                                       Jerome C. Bechstein, President and CEO

                               INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------

  EX-27             Financial Data Schedule