Form 10QSB
period 1999-06-30
TOWNE BANCORP INC /OH
filed 1999-08-16
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 1999 Commission File Number 0000887203

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

                 Yes                              No  X
                    -----                           -----

           370,761 common shares were outstanding as of June 30, 1999.

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

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                                                                            JUNE 30,          DECEMBER 31,
                                                                                              1999                 1998
                                                                                        ----------------    ---------------

                                     ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        635,376    $       729,471
                                                                                        ----------------    ---------------

                                                                        Total assets    $        635,376    $       729,471
                                                                                        ================    ===============



                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT


   LIABILITIES
     Accounts payable and accrued liabilities                                           $        216,326    $       109,204
                                                                                        ----------------    ---------------

                                                                   Total liabilities             216,326            109,204
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,063,483)        (3,862,266)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit             419,050         (3,862,266)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        635,376    $       729,471
                                                                                        ================    ===============








                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME FOR THE
               THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND
                                      1998
                                   (UNAUDITED)




                                                                       THREE MONTHS                    SIX MONTHS
                                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                             -----------------------------    -----------------------------
                                                                   1999           1998             1999            1998
                                                             --------------  -------------    --------------   ------------
   INTEREST INCOME
     Loans                                                    $      ----    $     297,353            ----          617,534
     Investment securities                                            4,187         27,859             8,422         65,386
     Federal funds sold                                               ---           16,240            ----           65,393
                                                              -------------  -------------    --------------   ------------
                                     Total interest income            4,187        341,452             8,422        748,313

   Interest expense-deposits                                          ---          144,915            ----          386,756
                                                              -------------  -------------    --------------   ------------
                                       Net interest income            4,187        196,537             8,422        361,557

   Provision for loan losses                                          ---          406,303            ----          739,610
                                                              -------------  -------------    --------------   ------------
                             Net interest income (expense)
                           after provision for loan losses            4,187       (209,766)            8,422       (378,053)
                                                              -------------  -------------    --------------   ------------
   NON-INTEREST INCOME
     Net gain on sale of bank                                        ----          184,866            ----           36,740
     Service charges on deposit accounts                             ----           18,419            ----          184,866
     Other operating income                                          ----           19,187            ----           44,009
                                                              -------------  -------------    --------------   ------------
                                 Total non-interest income           ----          222,472            ----          265,615
                                                              -------------  -------------    --------------   ------------
   NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                            ---          117,112            ----          224,013
     Occupancy expenses, including
       interest on capital lease obligations                          ---          319,855            ----          453,150
     Other operating expenses                                       107,606        296,055           209,639        535,337
                                                              -------------  -------------    --------------   ------------
                               Total non-interest expenses          107,606        733,022           209,639      1,212,500
                                                              -------------  -------------    --------------   ------------

   Loss before extraordinary item                                  (103,419)      (720,316)         (201,217)    (1,324,938)

   Extraordinary item, net of tax                                    ----          230,646            ----          230,646
                                                              -------------  -------------    --------------   ------------

   Net loss                                                   $    (103,419) $    (489,670)         (201,217)    (1,094,292)
                                                              =============  =============    -=============   ============

   Comprehensive loss                                         $    (103,419) $    (483,833)         (201,217)    (1,088,455)
                                                              =============  =============    ==============   ============

   PER SHARE

     Loss before extraordinary item                           $       (0.28)  $      (1.94)             (0.54)         (3.57)
                                                              =============   ============      =============  =============

     Net loss                                                 $       (0.28)  $      (1.32)             (0.54)         (2.95)
                                                              =============   ============      =============  =============

     Comprehensive loss                                       $       (0.28)  $      (1.30)             (0.54)         (2.93)
                                                              =============   ============      =============  =============

     Average common shares outstanding                              370,761        370,761            370,761        370,761
                                                              =============   ============      =============  =============


                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)




                                                                                                       SIX MONTHS
                                                                                                   ENDED JUNE 30, 1998
                                                                                                 1999              1998
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $    (201,217)   $  (1,094,292)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                               ---             75,841
         Provision for loan losses                                                                   ---            739,610
         Net gain on sale of bank                                                                    ---           (184,866)
         Gain on termination of capital lease obligations                                            ---           (230,646)
         Accretion of investment securities discounts,
           net of premium amortization                                                               ---             (2,704)
         Effects of changes in operating assets and liabilities:
           Other assets                                                                              ---           (266,516)
           Accounts payable and accrued liabilities                                                107,122         (255,548)
                                                                                             -------------    -------------

                                                  Net cash used in operating activities            (94,095)      (1,219,121)
                                                                                             -------------    -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of bank                                                                      ---            825,420
     Proceeds from maturity of investment securities                                                 ---          2,598,422
     Net increase in loans receivable                                                                ---         12,375,456
     Other                                                                                           ---             (4,488)
                                                                                             -------------    -------------

                                                  Net cash used in investing activities              ---         15,794,830
                                                                                             -------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                        ---        (17,869,056)
                                                                                             -------------    -------------

                                              Net decrease in cash and cash equivalents            (94,095)      (3,293,347)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        729,471        4,156,289
                                                                                             -------------    -------------

     At end of period                                                                        $     635,376    $     862,942
                                                                                             =============    =============








                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1 -      CONSOLIDATED FINANCIAL STATEMENTS
              The consolidated financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended June 30, 1999 are not necessarily indicative of results for the full year.

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

              In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account, with $150,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

              Also in connection with one of the class action lawsuits, the Company filed a cross claim against its casualty insurance carrier for breach of contract for denying the voiding directors' and officers' liability insurance and tail coverage. The Company seeks reinstatement of coverage, and compensatory and punitive damages of $100,000 and $10,000,000, respectively. The insurance carrier refunded the Company approximately $100,000 of premiums paid to it by the Company, however, the Company returned the money to the insurance carrier and intends to vigorously pursue the cross claim.

              The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits.

NOTE 4 -      CONTINGENT LIABILITY - OTHER
              The Company received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has requested that the Company furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from any enforcement action will have a material adverse affect on the Company.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              The Company had total consolidated assets of $635,376 at June 30, 1999, a decrease of $94,095 compared to $729,471 at December 31, 1998. The Company sold its bank subsidiary on June 19, 1998 as described in Note 5 of the Notes to Consolidated Financial Statements included in Item 1.

              The Company reported net losses for the three months and six months ended June 30, 1999.

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

                                     PART II


ITEM 1.    LEGAL PROCEEDINGS
           The Company is a party to certain lawsuits. In 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

           In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account, with $150,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

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



                                         Towne Bancorp, Inc.
                                         ---------------------------------------
                                         Registrant


                                         /s/ John P. Weinert
Dated        August 13, 1999             ---------------------------------------
         --------------------            John P. Weinert, Chairman



Dated        August 13, 1999             /s/ Jerome C. Bechstein
         --------------------            ---------------------------------------
                                         Jerome C. Bechstein, President and CEO

                                 EXHIBIT INDEX
                                 -------------




      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------

         27                                      FINANCIAL DATA SCHEDULE