Form 10QSB
period 1999-09-30
TOWNE BANCORP INC /OH
filed 1999-11-15
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly Period Ended September 30, 1999 Commission File Number
                                   0000887203

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

                       Yes                 No     X
                           ---------          ---------

        370,761 common shares were outstanding as of September 30, 1999.
        -------

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

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              1999                 1998
                                                                                        ----------------    ---------------
                                                        ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        461,781    $       729,471
                                                                                        ----------------    ---------------

                                                                        Total assets    $        461,781    $       729,471
                                                                                        ================    ===============



                                        LIABILITIES, RESCINDABLE COMMON STOCK
                                              AND STOCKHOLDERS' DEFICIT


   LIABILITIES
     Accounts payable and accrued liabilities                                           $        136,456    $       109,204
                                                                                        ----------------    ---------------

                                                                   Total liabilities             136,456            109,204
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,157,208)        (3,862,266)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit             325,325           (620,267)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        461,781    $       729,471
                                                                                        ================    ===============







                 See notes to consolidated financial statements.
                                       -3-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                       THREE MONTHS                    NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              ----------------------------     ----------------------------
                                                                   1999           1998             1999            1998
                                                              -------------  -------------     -------------  -------------
   INTEREST INCOME
     Loans                                                    $        ----  $        ----     $        ----  $     617,534
     Investment securities                                            3,203          6,057            11,625         71,443
     Federal funds sold                                                ----           ----              ----         65,393
                                                              -------------  -------------     -------------  -------------
                                     Total interest income            3,203          6,057            11,625        754,370

   Interest expense-deposits                                           ----           ----              ----        386,756
                                                              -------------  -------------     -------------  -------------
                                       Net interest income            3,203          6,057            11,625        367,614

   Provision for loan losses                                           ----           ----              ----        739,610
                                                              -------------  -------------     -------------  -------------
                           Net interest income (expense)
                           after provision for loan losses            3,203          6,057            11,625       (371,996)
   NON-INTEREST INCOME
     Net gain on sale of bank                                          ----           ----              ----         36,740
     Service charges on deposit accounts                               ----           ----              ----        184,866
     Other operating income                                            ----           ----              ----         44,009
                                                              -------------  -------------     -------------  -------------
                                 Total non-interest income             ----           ----              ----        265,615
   NON-INTEREST EXPENSES
     Salaries, wages and employee benefits                             ----           ----              ----        224,013
     Occupancy expenses, including
       interest on capital lease obligations                           ----           ----              ----        453,150
     Other operating expenses                                        96,928         64,383           306,567        599,720
                                                              -------------  -------------     -------------  -------------
                               Total non-interest expenses           96,928         64,383           306,567      1,276,883
                                                              -------------  -------------     -------------  -------------

   Loss before extraordinary item                                   (93,725)       (58,326)         (294,942)    (1,383,264)

   Extraordinary item, net of tax                                      ----           ----              ----        230,646
                                                              -------------  -------------     -------------  -------------

   Net loss                                                   $     (93,725) $     (58,326)    $    (294,942) $  (1,152,618)
                                                              =============  =============     =============  =============

   Comprehensive loss                                         $     (93,725) $     (58,326)    $    (294,942) $  (1,157,106)
                                                              =============  =============     =============  =============

   PER SHARE

     Loss before extraordinary item                           $       (.25)  $       (.16)     $        (.79) $       (3.73)
                                                              ============   ============      =============  =============

     Net loss                                                 $       (.25)  $       (.16)     $        (.79) $       (3.11)
                                                              ============   ============      =============  =============

     Comprehensive loss                                       $       (.25)  $       (.16)     $        (.79) $       (3.12)
                                                              ============   ============      =============  =============

     Average common shares outstanding                              370,761       370,761            370,761        370,761
                                                              =============  ============      =============  =============


                 See notes to consolidated financial statements.
                                       -4-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                                       NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30
                                                                                             ------------------------------
                                                                                                 1999              1998
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $    (294,942)   $  (1,152,618)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                                               ---             75,841
         Provision for loan losses                                                                   ---            736,610
         Net gain on sale of bank                                                                    ---           (184,866)
         Gain on termination of capital lease obligations                                            ---           (230,646)
         Accretion of investment securities discounts,
           net of premium amortization                                                               ---             (2,704)
         Effects of changes in operating assets and liabilities:
           Other assets                                                                              ---           (266,516)
           Accounts payable and accrued liabilities                                                 27,252         (284,330)
                                                                                             -------------    -------------

                                                  Net cash used in operating activities           (267,690)      (1,306,229)
                                                                                             -------------    -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of bank                                                                      ---            825,420
     Proceeds from maturity of investment securities                                                 ---          2,598,442
     Net decrease in loans receivable                                                                ---         12,375,456
     Other                                                                                           ---             (4,488)
                                                                                             -------------    -------------

                                              Net cash provided by investing activities              ---         15,794,830
                                                                                             -------------    -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                                        ---        (17,869,056)
                                                                                             -------------    -------------

                                              Net decrease in cash and cash equivalents           (267,690)      (3,380,455)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        729,471        4,156,289
                                                                                             -------------    -------------

     At end of period                                                                        $     461,781    $     775,834
                                                                                             =============    =============







                 See notes to consolidated financial statements.
                                       -5-

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


NOTE 1 -      CONSOLIDATED FINANCIAL STATEMENTS
              The consolidated financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended September 30, 1999 are not necessarily indicative of results for the full year.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              The Company had total consolidated assets of $461,781 at September 30, 1999, a decrease of $267,690 compared to $729,471 at December 31, 1998. The Company sold its bank subsidiary on June 19, 1998 as described in Note 5 of the Notes to Consolidated Financial Statements included in Item 1.

              The Company reported net losses for the three months and nine months ended September 30, 1999.

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



                                         Towne Bancorp, Inc.
                                         --------------------------------------
                                         Registrant



Dated November 15, 1999                  /s/ John P. Weinert
      ---------------------              --------------------------------------
                                         John P. Weinert, Chairman



Dated November 15, 1999                  /s/ Jerome C. Bechstein
      ---------------------              --------------------------------------
                                         Jerome C. Bechstein, President and CEO

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT NO.              DESCRIPTION
-----------              -----------

   27                FINANCIAL DATA SCHEDULE