Form 10KSB40
period 1999-12-31
TOWNE BANCORP INC /OH
filed 2000-03-31
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                            -------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes _____________ No X

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The Registrant's revenues for its most recent fiscal year are $14,606.

     There is no market for the Registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, is indeterminate as of March 27, 2000, due to the limited number of transactions in the Registrant's voting stock.

     As of March 27, 2000, there were issued and outstanding 370,761 shares of Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

     Portions of Registrant's Form S-2 Registration Statement, dated January 5, 1998 (Registration No. 333-43741), are incorporated by reference in Item 13 - Part III of Form 10-KSB.

     Transitional Small Business Disclosure Format (check one) Yes ____   No   X

     Portions of Registrant's Form 10-KSB, filed April 17, 1998 (Registration No. 33-47504), are incorporated by reference in Item 7, Part II.

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I
       ITEM  1.     Description of Business...........................................................        3

       ITEM  2.     Description of Business Property..................................................        9

       ITEM  3.     Legal Proceedings.................................................................        9

       ITEM  4.     Submission of Matters to a Vote of Security Holders...............................       10


PART II

       ITEM  5.     Market for Common Equity and Related Stockholder Matters..........................       10

       ITEM  6.     Management's Discussion and Analysis of Operations................................       10

       ITEM  7.     Financial Statements..............................................................       11

       ITEM  8.     Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..........................................       11

PART III

       ITEM  9.     Directors, Executive Officers, Promoters and Control Persons,
                         Compliance with Section 16(a) of the Exchange Act............................       11

       ITEM 10.     Executive Compensation............................................................       11

       ITEM 11.     Security Ownership of Certain Beneficial Owners and Management....................       11

       ITEM 12.     Certain Relationships and Related Transactions....................................       11

       ITEM 13.     Exhibits and Reports on Form 8-K..................................................       12

SIGNATURES............................................................................................       13


                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Towne Bancorp, Inc. (Company) was organized under the laws of the state of Ohio on April 1, 1992, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The principal offices of the Company are located at 16967 BG Rd. West, Bowling Green, Ohio. The Company had total assets of $373,351 at December 31, 1999.

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

Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. At the end of such six-month period, assuming there has been no demonstrated breach of the representations and warranties of the Agreement or Merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be voluntarily received by the Company.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED

REGULATION AND SUPERVISION
The Company, as a registered bank holding company, is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended (Act). The Act limits the activities in which the Company may engage to those activities that the Federal Reserve Boards finds, by order or regulation, to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereto. A favorable determination by the Federal Reserve Board as to whether any such new activity by the Company is in the public interest, taking into account both the likely adverse effects and the likely benefits, is also necessary before any such activity may be engaged in. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring all or substantially all of the assets of any bank, or acquiring ownership or control of any voting shares of any other bank if, after such acquisition, it would own or control such bank. In making such determinations, the Federal Reserve Board considers the effect of the acquisition on competition, the financial and managerial resources of the holding company, and the convenience and needs of the affected communities. The Federal Reserve Board also possesses cease and desist powers over bank holding companies and their non-bank subsidiaries for activities that are deemed by the Board of Governors to constitute a serious risk to the financial safety, soundness or stability of a bank holding company, that are inconsistent with sound banking principles, or that are in violation of law. Further, under
Section 106 of the 1970 Amendments to the Board's regulations, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or lease or sale of any property, or the furnishing of services.

EMPLOYEES
The Company has no employees.

STATISTICAL DISCLOSURES
The following pages present various statistical disclosures required for bank holding companies. The information represents only domestic information since the Company has no foreign operations or foreign loans.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL
The following table sets forth, for the years ended December 31, 1999 and 1998, the distribution of assets, liabilities, rescindable common stock and stockholders' deficit, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                                                               1999
                                                                         ----------------------------------------------
                                                                             AVERAGE                            YIELD/
                                                                             BALANCE         INTEREST            RATE
                                                                         -------------    --------------      ---------
                                                        ASSETS
INTEREST-EARNING ASSETS
   Loans                                                                 $           -                 -              -%
   Investment securities                                                             -                 -              -
   Deposit in bank                                                             532,888            14,606           2.74
   Federal funds sold                                                                -                 -              -
                                                                         -------------    --------------      ---------

                                     Total interest-earning assets             532,888            14,606           2.74%
                                                                         -------------    --------------      =========

NON-INTEREST EARNING ASSETS
   Cash and due from banks                                                      18,523                 -
   Bank premises and equipment, net                                                  -                 -
   Other assets                                                                      -                 -
   Less allowance for loan losses                                                    -                 -
                                                                         -------------    --------------
                                                             Total       $     551,411    $       14,606
                                                                         =============    ==============

                                        LIABILITIES, RESCINDABLE COMMON STOCK
                                              AND STOCKHOLDERS' DEFICIT

INTEREST-BEARING LIABILITIES
   Deposits                                                              $           -                 -              -%
                                                                         -------------    --------------      ---------

                                Total interest-bearing liabilities                   -                 -              -%
                                                                         -------------    --------------      =========

NON-INTEREST-BEARING LIABILITIES
   Capital lease obligations                                                         -                 -
   Demand deposits                                                                   -                 -
   Other liabilities                                                            87,044                 -
                                                                         -------------    --------------

                            Total non-interest-bearing liabilities              87,044                 -

RESCINDABLE COMMON STOCK                                                     4,482,533                 -

STOCKHOLDERS' DEFICIT                                                       (4,018,166)                -
                                                                         -------------    --------------
                                                             Total       $     551,411                 -
                                                                         =============    --------------

Net interest income                                                                       $       14,606
                                                                                          ==============

Net yield on interest-earning assets                                                                               2.74%
                                                                                                              =========

                                                                                                         1998
                                                                                   ---------------------------------------------
                                                                                      AVERAGE                            YIELD/
                                                                                      BALANCE          INTEREST           RATE
                                                                                   -------------    -------------       --------
                                                        ASSETS
INTEREST-EARNING ASSETS
   Loans                                                                           $  14,296,755    $     617,534            4.3%
   Investment securities                                                               2,496,961           64,783           2.59
   Deposit in bank                                                                       358,632           11,843           3.30
   Federal funds sold                                                                  3,380,000           65,393           1.93
                                                                                   -------------    -------------       --------

                                     Total interest-earning assets                    20,532,348          759,553           3.70%
                                                                                   -------------    -------------       ========

NON-INTEREST EARNING ASSETS
   Cash and due from banks                                                               513,249                -
   Bank premises and equipment, net                                                    2,382,685                -
   Other assets                                                                          285,780                -
   Less allowance for loan losses                                                       (692,728)               -

                                                             Total                 $  23,021,334    $     759,553
                                                                                   =============    =============

                                        LIABILITIES, RESCINDABLE COMMON STOCK
                                              AND STOCKHOLDERS' DEFICIT

INTEREST-BEARING LIABILITIES
   Deposits                                                                        $  17,386,748    $     386,756           2.22%
                                                                                   -------------    -------------       --------
                                                                                      17,386,748          386,756           2.22%
                                Total interest-bearing liabilities                 -------------    -------------       ========

NON-INTEREST-BEARING LIABILITIES
   Capital lease obligations
   Demand deposits
   Other liabilities                                                                   2,482,729                -
                                                                                       1,131,090                -
                                                                                         225,385                -
                                Total interest-bearing liabilities                 -------------    -------------
                            Total non-interest-bearing liabilities
                                                                                       3,839,204                -
RESCINDABLE COMMON STOCK
                                                                                       4,482,533                -
STOCKHOLDERS' DEFICIT
                                                                                      (3,231,628)               -
                                                                                   -------------
                                                             Total
                                                                                   $  22,476,857          386,756
                                                                                   =============    -------------
Net interest income
                                                                                                    $     372,797
                                                                                                    =============
Net yield on interest-earning assets                                                                                        1.82%
                                                                                                                        ========

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL-CONTINUED

NOTES:

(1) Since the Bank was held by the Company for only 5 1/2 months in 1998, average balances applicable to Bank for 1998 have been adjusted to an annual basis in order to compute the effective yield/rate.
(2) Included in loan interest income are loan fees of $0 in 1999, and $34,087 in 1998.
(3)  The Bank has no non-accrual loans for the periods reported above.
(4)  All taxable investments.
(5) Interest expense on capital lease obligations is reported in occupancy expense for financial reporting purposes. Such interest amounted to $286,570 in 1997 (11.42%).

The following table sets forth a summary of the 1999 and 1998 changes in interest income and interest expenses resulting from changes in volume and changes in rate.

                                                                      1999 COMPARED TO 1998
                                                                     INCREASE (DECREASE) (1)
                                                                -------------------------------
                                                                   1999 NET         1998 NET
                                                                --------------    -------------
         INTEREST INCOME
           Loans                                                $    (617,534)    $    (169,291)
           Investment securities                                      (50,177)         (126,045)
           Deposit in bank                                            (11,843)           11,843
           Federal funds sold                                         (65,393)         (122,738)
                                                                -------------     -------------
                                      Total interest-
                                       earning assets                (744,947)         (406,231)
                                                                -------------     -------------

         INTEREST EXPENSE
           Deposits                                                  (386,756)         (206,637)
           Organizer advances                                               -                 -
                                                                -------------     -------------

                               Total interest expense                (386,756)         (206,637)
                                                                -------------     -------------
                                  Net interest income           $    (358,191)    $    (199,594)
                                                                =============     =============


(1) Due to the sale of the Bank in June 1998, substantially all changes in interest income and expense between 1999 and 1998 are related to decreases in volume.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
Information for 1999 and 1998 is not presented due to the sale of the Bank in June 1998.

DEPOSITS
Due to the sale of the Bank in June 1998, amounts related to 1999 and 1998 deposits are not presented.

RETURN ON EQUITY AND ASSETS
The ratio of net loss to average total assets and average stockholders' equity and certain other ratios, for the periods noted, are as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      1999                       1998
                                                                                -----------------         -----------------
                  Percentage of net loss to:
                    Average total assets                                             (57.3)%                    (5.4)%
                    Average stockholders' equity:
                      Including rescindable common stock                             (68.1)%                   (98.6)%
                      Excluding rescindable common stock                               7.9 %                    38.2 %

                  Percentage of average stockholders' equity to average total assets:
                      Including rescindable common stock                              84.2 %                     5.4 %
                      Excluding rescindable common stock                            (728.7)%                   (14.0)%

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED

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

RESCISSION OFFER AND POSSIBLE VIOLATIONS OF SECURITIES LAW The Company sold 370,761 shares of its common stock, without par value (Shares), during a period from 1992 through 1996, at prices ranging from $12.50 to $14.50 per Share. The Company may have a contingent liability to its shareholders as a result of potential violation of applicable federal and state securities laws in connection with the sale of those Shares. On January 5, 1998, the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission (Registration Statement), whereby the Company intends to provide purchasers of the Shares an opportunity to rescind their purchase (Rescission Offer). If the conditions to the Rescission Offer are satisfied, the Company will repay shareholders who accept the offer to rescind the amounts they paid to the Company for their Shares, together with interest thereon from the date of their respective purchases through the date of repayment by the Company. The purpose of the Rescission Offer is to remove or reduce, to the extent possible, any contingent liabilities that the Company may have resulting from such potential federal and state securities law violations. There can be no assurance that the Registration Statement facilitating Rescission Offer will ultimately be declared effective by the SEC. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors. In the event that a large number of shareholders accept the Rescission Offer, and the Company is unable to raise sufficient funds to repurchase such Shares, the Company's financial position could be adversely affected if a large number of shareholders elect to pursue claims against the Company or its officers or directors. Furthermore, the Rescission Offer does not prevent any government agency from asserting violations of the securities laws in a proceeding against the Company or its officers or directors, and the Company's financial position will also be adversely affected if any such claims are asserted and pursued. Currently, the company does not have funds to fund any rescission offer.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 1.  DESCRIPTION OF BUSINESS-CONTINUED

FUNDING OF THE RESCISSION OFFER
The Company is unable to fund the rescission offer due to a lack of available funds.

ANTI-TAKEOVER PROVISIONS
The Articles of Incorporation of the Company contain provisions which would discourage the acquisition of control of the Company. The number of Shares purchased now or in the future by the Company's management may have a similar effect. These factors may have an adverse effect upon the value of the Shares.


ITEM 2.  DESCRIPTION OF BUSINESS PROPERTY

All property held by the Company was disposed of in connection with the June 19, 1998 sale of the Bank.

ITEM 3.  LEGAL PROCEEDINGS

The Company has negotiated a confidential settlement with Thomas Eichler, a former officer and director of the Company, who filed a complaint against the Company. In connection with the settlement, all claims were dismissed and the Company accrued a $40,000 liability due to Mr. Eichler. The liability was paid in February, 1999.

The Company is a party to certain lawsuits. In 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The two lawsuits were consolidated in early 1999. The plaintiffs have sought class action status, however the judge has not made a determination to certify it as a class action lawsuit. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

In consolidated class action lawsuits, the presiding judge ordered the freezing of the Company's bank account, with $125,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining Court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

Also in connection with consolidated class action lawsuits, the Company filed a crossclaim against its casualty insurance carrier for breach of contract for denying and voiding directors' and officers' liability insurance and tail coverage. The Company seeks reinstatement of coverage, and compensatory and punitive damages of $100,000 and $10,000,000, respectively. The insurance carrier refunded the Company approximately $100,000 of premiums paid to it by the Company, however, the Company returned the money to the insurance carrier and intends to vigorously pursue the crossclaim.

The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with these lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company does not plan to liquidate until the lawsuits are settled.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I   CONTINUED

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company may have a contingent liability related to the sale of common stock in its initial public offering, as a result of possible defects in its registration with the Securities and Exchange Commission and various state securities authorities. Information relating to this matter is discussed in Financial Statement Footnote 3 captioned "Common Stock (Rescindable Common Stock Subject to Rescission Offer)" and Footnote 12 captioned "Contingent Liabilities" of the 1999 and 1998 Consolidated Financial Statements of Towne Bancorp, Inc., and is incorporated herein by reference.

The number of holders of record of the Company's common stock at December 31, 1999 is 741.

There is no established public trading market for the Company's Common Stock.

No dividends have been declared or paid by the Company on its Common Stock in the last two fiscal years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Management's discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of the Company as of and for the years ended December 31, 1999 (unaudited), 1998 (unaudited), and 1997 (audited). See Item 7 for explanation of inclusion of unaudited financial statements for 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere in this report.

FINANCIAL CONDITION - SUMMARY
The Company had total consolidated assets of $373,351 at December 31, 1999, a decrease of $356,120 or 48.8% from the $729,471 total at December 31, 1998. The Company sold its bank subsidiary on June 19, 1998, as described in Note 1 of the Notes to Consolidated Financial Statements included in Item 7.

The Company reported a net loss of $320,615 and $1,242,134 for the years ended December 31, 1999 and 1998, respectively. A significant portion of the 1998 loss can be attributed to the provision for loan losses.

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

The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits. The Company plans to dissolve and liquidate after the lawsuits are settled.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

The consolidated financial statements of the Company are set forth on pages F-1 through F-19. The 1999 and 1998 consolidated financial statements are unaudited. The 1997 financial statements were audited by independent auditors and they expressed an unqualified opinion on them in their report dated March 3, 1998. However, they also included an explanatory paragraph in the report that disclosed matters that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements included no adjustments that might result from the outcome of these uncertainties. The 1997 independent auditors' report is at page F-2 of the Company's 1997 Form 10-KSB.

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

ITEM 10. EXECUTIVE COMPENSATION

There were only two officers and no other employees in 1999 and the officers received no compensation.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


PART III  CONTINUED

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as an exhibit to this document:

EXHIBIT
NUMBER                                 DESCRIPTION
-------        -----------------------------------------------------------------
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

24.0           Power of Attorney

27.0           Financial Data Schedule

The exhibits to this report begin immediately following the signature page. The Registrant agrees to furnish to the Commission upon its request copies of any omitted schedules or exhibits to any Exhibit filed herewith.

(b)      Reports on Form 8-K
          None

     *Incorporated by reference as indicated.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


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

                                          TOWNE BANCORP, INC.


                                          /s/ Jerome C. Bechstein
                                          --------------------------------------
                                          Jerome C. Bechstein, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Jerome C. Bechstein                                     3/28/00
------------------------------------------                 ---------------------
Jerome C. Bechstein, President, CEO,                       Date
    Director, and Chief Financial Officer


/s/ Lois A. Brigham                                         3/28/00
------------------------------------------                 ---------------------
Lois A. Brigham, Senior Vice President,                    Date
    Secretary and Director


/s/ John P. Weinert                                         3/28/00
------------------------------------------                 ---------------------
John P. Weinert, Director                                  Date



By:   /s/ Jerome C. Bechstein                               3/28/00
     ------------------------------------------------      ---------------------
         Jerome C. Bechstein, Attorney-                    Date
             in-fact for each of the persons indicated

                               TOWNE BANCORP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                                    CONTENTS


                                                                                                           PAGE
                                                                                                         ----------
CONSOLIDATED BALANCE SHEETS........................................................................             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS..............................................................             F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT...................................................             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS..............................................................             F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................      F-7 - F-19

                               TOWNE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1999 (UNAUDITED) AND 1998 (UNAUDITED)


                                                                                              1999                1998
                                                                                        ----------------    --------------
                                                        ASSETS
   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        373,351    $      729,471

                                                     Total cash and cash equivalents             373,351           729,471
                                                                                        ----------------    --------------

                                                                        Total assets    $        373,351    $      729,471
                                                                                        ================    ==============



                                        LIABILITIES, RESCINDABLE COMMON STOCK
                                              AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Accrued interest, taxes and other liabilities                                                73,699           109,204
                                                                                        ----------------    --------------

                                                                   Total liabilities              73,699           109,204
                                                                                        ----------------    --------------

   RESCINDABLE COMMON STOCK (Notes 1, 3, and 12)
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding 370,761 shares                                   4,482,533         4,482,533

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,182,881)       (3,862,266)
                                                                                        ----------------    --------------

                                                         Total stockholders' deficit             299,652           620,267
                                                                                        ----------------    --------------

                                         Total liabilities, rescindable common stock
                                                           and stockholders' deficit    $        373,351    $      729,471
                                                                                        ================    ==============



   The accompanying notes are an integral part of these financial statements.
                                       F-3

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 (UNAUDITED),
                      1998 (UNAUDITED), AND 1997 (AUDITED)

                                                                           1999                1998                1997
                                                                       -------------      --------------      -------------
INTEREST INCOME
   Loans                                                                           -      $      617,534      $     786,825
   Investment securities                                               $      14,606              76,626            190,828
   Deposits in other bank, escrow account                                          -                   -                  -
   Federal funds sold                                                              -              65,393            188,131
                                                                       -------------      --------------      -------------

                                             Total interest income            14,606             759,553          1,165,784

INTEREST EXPENSE
   Deposits                                                                        -             386,756            593,393
                                                                       -------------      --------------      -------------

                                            Total interest expense                 -             386,756            593,393
                                                                       -------------      --------------      -------------

                                               Net interest income            14,606             372,797            572,391

PROVISION FOR LOAN LOSSES                                                          -             739,610            721,883
                                                                       -------------      --------------      -------------

                                     Net interest income (expense)
                                   after provision for loan losses            14,606            (366,813)          (149,492)
                                                                       -------------      --------------      -------------

NON-INTEREST INCOME
   Service charges on deposit accounts                                             -              36,740             22,854
   Net gain on sale of bank                                                        -             184,866                 --
   Other operating income                                                          -              44,009             29,912
                                                                       -------------      --------------      -------------

                                         Total non-interest income                 -             265,615             52,766
                                                                       -------------      --------------      -------------

NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                                           -             224,013            440,748
   Occupancy expenses, including interest on
     capital lease obligations                                                     -             453,150            499,080
   Other operating expenses                                                  335,221             694,420            802,354
                                                                       -------------      --------------      -------------

                                       Total non-interest expenses           335,221           1,371,583          1,742,182
                                                                       -------------      --------------      -------------

                                  Loss before federal income taxes          (320,615)         (1,472,781)        (1,838,908)

CREDIT FOR FEDERAL INCOME TAXES                                                    -                   -                  -
                                                                       -------------      --------------      -------------
Loss before extraordinary item                                              (320,615)         (1,472,781)        (1,838,908)
Extraordinary item, net of tax                                                     -             230,647                  -
                                                                       -------------      --------------      -------------

Net loss                                                               $    (320,615)     $   (1,242,134)     $  (1,838,908)
                                                                       =============      ==============      =============
Comprehensive loss                                                     $    (320,615)     $   (1,246,622)     $  (1,836,655)
                                                                       =============      ==============      =============
PER SHARE
Loss before extraordinary item                                         $       (0.86)     $        (3.97)     $       (4.96)
                                                                       =============      ==============      =============
Net loss                                                               $       (0.86)     $        (3.35)     $       (4.96)
                                                                       =============      ==============      =============
Comprehensive loss                                                     $       (0.86)     $        (3.36)     $       (4.95)
                                                                       =============      ==============      =============
AVERAGE COMMON SHARES OUTSTANDING (Note 3)                                   370,761             370,761            370,761
                                                                       =============      ==============      =============


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                               TOWNE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


                                                                         RETAINED                 NET
                                                                         EARNINGS             UNREALIZED
                                                                       (ACCUMULATED            HOLDING
                                                                          DEFICIT)               GAIN             TOTAL
                                                                     ---------------      --------------      -------------
BALANCE AT DECEMBER 31, 1996                                         $      (781,224)     $        2,235      $    (778,989)

   Net loss for 1997                                                      (1,838,908)                  -         (1,838,908)

   Change in net unrealized holding gain for 1997                                  -               2,253              2,253
                                                                     ---------------      --------------      -------------


BALANCE AT DECEMBER 31, 1997                                              (2,620,132)              4,488         (2,615,644)

   Net loss for 1998                                                      (1,242,134)                  -         (1,242,134)

   Change in net unrealized holding gain for 1998                                  -              (4,488)            (4,488)
                                                                     ---------------      --------------      -------------


BALANCE AT DECEMBER 31, 1998                                              (3,862,266)                  0         (3,862,266)

   Net loss for 1999                                                        (320,615)                  0           (320,615)
                                                                     ---------------      --------------      -------------

BALANCE AT DECEMBER 31, 1999                                         $    (4,182,881)     $            0      $  (4,182,881)
                                                                     ===============      ==============      =============



   The accompanying notes are an integral part of these financial statements.
                                       F-5

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)

                                                                           1999                1998                1997
                                                                       -------------      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $    (320,615)     $   (1,242,134)     $  (1,838,908)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Gain on termination of capital lease obligations                            -            (230,646)                 -
       Depreciation and amortization                                               -              75,841            155,869
       Provision for loan losses                                                   -             739,610            721,883
       Accretion of investment securities discounts,
         net of premium amortization                                               -              (2,704)            (4,215)
       Gain on sale of bank                                                        -            (184,866)                 -
       Effects of changes in operating assets and liabilities:
         Other assets                                                              -            (266,516)          (119,275)
         Accrued interest, taxes and other liabilities                       (35,505)           (241,177)            65,406
                                                                       -------------      --------------      -------------

                                                  Net cash used in
                                              operating activities          (356,120)         (1,352,592)        (1,019,240)
                                                                       -------------      --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of premises                                                  -                  --                  -
   Proceeds from sale of bank                                                      -             825,420                  -
   Proceeds from maturity of investment securities:
     Available-for-sale                                                            -                   -            400,000
     Held-to-maturity                                                              -                   -            400,000
   Sales (purchases) of investment securities:
     Available-for-sale                                                            -             999,397                  -
     Held-to-maturity                                                              -           1,599,045                  -
   Net decrease (increase) in loans receivable                                     -          12,375,456        (12,734,036)
   Unrealized holding gain on available for-sale securities                        -              (4,488)                 -
   Additions to premises and equipment                                             -                   -            (49,195)
                                                                       -------------      --------------      -------------
                                              Net cash provided by
                                              investing activities                 -          15,794,830        (11,983,231)
                                                                       -------------      --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (increase) decrease in deposits                                             -         (17,869,056)        11,363,484
   Principal payments on capital lease obligations                                 -                   -            (17,271)
                                                                       -------------      --------------      -------------
                                                  Net cash used in
                                              financing activities                 -         (17,869,056)        11,346,213
                                                                       -------------      --------------      -------------

Decrease in cash and cash equivalents                                       (356,120)         (3,426,818)        (1,656,258)

CASH AND CASH EQUIVALENTS
   At beginning of year                                                      729,471           4,156,289          5,812,547
                                                                       -------------      --------------      -------------

   At end of year                                                      $     373,351      $      729,471      $   4,156,289
                                                                       =============      ==============      =============




   The accompanying notes are an integral part of these financial statements.
                                       F-6

                               TOWNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 1 - OPERATING RESULTS, CONTINGENCIES AND RELATED MATTERS
         Towne Bancorp, Inc. (Company) was incorporated on April 1, 1992 in the state of Ohio. The Company is a bank holding company and had one wholly-owned subsidiary, Towne Bank (Bank). The Company's bank subsidiary began operations on October 15, 1996 when it opened its Perrysburg office, followed by the opening of its Sylvania office on January 13, 1997. While initial operating losses were expected, the size of the Company's net losses has exceeded original projections because of a number of factors, including the following: larger pre-opening expenses than anticipated as a result of delays in getting necessary regulatory approvals, litigation settlements as described in
         Note 13, a significant provision for loan losses in 1997, significant legal and consulting fees for litigation and regulatory matters, and growth in assets and deposits not meeting planned levels. These and other matters have resulted in a 1999 net loss of $320,615 and an accumulated deficit of ($4,182,881) as of December 31, 1999.

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

         Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. At the end of such six-month period, assuming there has been no demonstrated breach of the representations and warranties of the Agreement or Merger Agreement by the Company or Towne Bank, the $275,140 held in escrow will be released to the Company. It is not probable that the $275,140 will be voluntarily received by the Company.

         As described in Notes 3 and 13, the Company has a contingent liability regarding the original issuance of its common stock.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


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

         ADVERTISING COSTS
         All advertising costs are expenses as incurred.

         INCOME PER SHARE
         Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year. Under Financial Accounting Standards Board's (FASB) Statement No. 128, Earnings Per Share, which was effective in 1997, this computation is referred to as "basic earnings per share."

NOTE 3 - COMMON STOCK (SUBJECT TO RESCISSION OFFER)
         The information in this footnote should be read in connection with Note
         12. As described in Note 12, on January 5, 1998 the Company filed a Registration Statement with the Securities and Exchange Commission as a result of federal and state securities law compliance matters regarding the public offering of the common stock, resulting in a possible rescission offer to its shareholders.

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

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 3 - COMMON STOCK (SUBJECT TO RESCISSION OFFER)-CONTINUED In addition to the federal and state securities law compliance matters in the original registration statement, the shares sold by the Company in connection with its public offering were issued prior to the filing of the amendment to the Company's Amended Articles of Incorporation, which would have increased the Company's authorized common stock from 13,000 shares to 800,000 shares. On November 29, 1997, the Company held a special meeting of those shareholders who were the sole shareholders of the Company's common stock immediately prior to the issuance of the shares sold in the public offering. At that meeting, a majority of the common shares held by those shareholders were voted in favor of the Second Amended and Restated Articles of Incorporation of the Company, the sole purpose of which was to increase the authorized capital stock of the Company to 800,000 common shares, without par value. The Second Amended and Restate Articles of Incorporation were filed at the direction of the Company's Board of Directors on December 23, 1997 with the Secretary of the state of Ohio.

         The following represents a summary of the activity in common stock for the years ended December 31, 1999, 1998, and 1997:


                                                                                        COMMON STOCK
                                                                                ------------------------------
                                                                                   SHARES            AMOUNT
                                                                                -------------    -------------
                    BALANCE AT DECEMBER 31,
                      1997, 1998, AND 1999                                            370,761    $   4,482,533
                                                                                =============    =============


NOTE 4 - NON-INTEREST EXPENSES
         The following is a summary of other operating expense for 1999, 1998 and 1997:

                                                                                1999             1998              1997
                                                                           -------------     -------------    -------------
                    Advertising, printing, and supplies                    $           -     $      36,017    $      74,498
                    Professional fees, litigation and settlements                335,221           347,829          279,250
                    Equipment rent                                                     -            85,151          141,335
                    Insurance                                                          -            62,241           39,459
                    Outside services                                                   -           129,486          123,312
                    Franchise and other taxes                                          -            13,368           62,653
                    Directors' fees                                                    -                 -           17,750
                    Automobile allowances                                              -             1,400           14,624
                    Other expenses                                                     -            18,928           49,473
                                                                           -------------     -------------    -------------

                                         Total other operating expenses    $     335,221     $     694,420    $     802,354
                                                                           =============     =============    =============

         Professional fees, litigation and settlements includes provisions for litigation settlements of $73,300 in 1997.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 5 - FEDERAL INCOME TAXES
         The provision (credit) for federal income taxes for the years ended December 31, 1999, 1998 and 1997 amounted to $0. The actual provision (credit) for income taxes attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes as a result of the following:

                                                                                1999             1998              1997
                                                                           -------------     -------------    -------------
                    Expected tax using statutory tax rate of 34%           $    (109,000)    $    (419,300)   $    (625,200)
                    Impact of the following:
                      Increase in the valuation allowance
                         for deferred tax assets                                 102,800           413,100          619,000
                      Surtax exemption and other items, net                        6,200             6,200            6,200
                                                                           -------------     -------------    -------------

                                                                  Total    $           0     $           0    $           0
                                                                           =============     =============    =============

         At December 31, 1999, the Company had net operating loss carryforwards approximating $662,500, which were available to reduce future regular federal taxable income. Such carryforwards expire in years 2016 through 2019.

         In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are available.


NOTE 6 - LEASE COMMITMENTS
         For 1997, rent expense under various operating lease agreements and other short-term lease arrangements approximated $141,300. At December 31, 1999 and 1998, there were no outstanding lease commitments.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 7 - REGULATORY MATTERS
         The Company is regulated by federal and state banking agencies. As a result, it is subject to periodic examinations by the agencies and is required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Ohio Division of Financial Institutions (Division) and the Federal Reserve Bank of Cleveland (Federal Reserve Bank), the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators, and other matters.

         As a result of an additional examination in December 1997 by the regulatory agencies, the Board of directors of the Bank authorized, on January 30, 1998, the acceptance of a Cease and Desist Order (Order) between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (I) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999;
         (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified, or terminated by the Division and the Federal Reserve Bank. See Note 13 for additional information regarding the above matter.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 8 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION
         A summary of condensed financial information of the parent company as of December 31, 1999 and 1998, and for certain financial statements for each of the three years in the period ended December 31, 1999, are as follows:

                                 BALANCE SHEETS

                                                                1999             1998
                                                           -------------     -------------
                                               ASSETS

    Cash on deposit:
      In subsidiary bank                                   $           -     $           -
      In other bank                                              373,351           729,471
    Investment in subsidiary                                           -                 -
    Premises under capital lease, net                                  -                 -
    Other asset - refundable federal income taxes                      -                 -

                                           Total assets    $     373,351     $     729,471
                                                           =============     =============


                                LIABILITIES, RESCINDABLE COMMON STOCK
                                      AND STOCKHOLDERS' DEFICIT

    LIABILITIES
      Capital lease obligations                            $           -     $           -
      Accrued interest and other liabilities                      73,699           109,204
                                                           -------------     -------------

                                      Total liabilities           73,699           109,204

    RESCINDABLE COMMON STOCK                                   4,482,533         4,482,533

    STOCKHOLDERS' DEFICIT
      Accumulated deficit                                     (4,182,881)       (3,862,266)
      Net unrealized holding gain on
         securities available-for-sale                                 -                 -
                                                           -------------     -------------
                            Total stockholders' deficit       (4,182,881)       (3,862,266)
                                                           -------------     -------------

                  Total liabilities, rescindable common
                        stock and stockholders' deficit    $     373,351     $     729,471
                                                           =============     =============

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 8 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION-CONTINUED



                                                                    STATEMENTS OF OPERATIONS

                                                                 1999             1998              1997
                                                            -------------     -------------    -------------
     Interest income                                        $      14,606     $      11,843    $           -
     Interest expense                                                   -                 -                -
                                                            -------------     -------------    -------------

                                     Net interest income           14,606            11,843                -

     Gain on sale of subsidiary                                         -           184,866                -
     Extraordinary item-extinguishments  of debt                        -           230,646                -
                                                            -------------     -------------    -------------

                               Total non-interest income                -           415,512                0

     Occupancy expenses, net                                            -            81,300          108,054
     Other operating expenses                                           -           226,212          273,900
                                                            -------------     -------------    -------------

                             Total non-interest expenses          335,221           307,512          381,954
                                                            -------------     -------------    -------------

                            Income (loss) before federal
                               income taxes and equity
                               in net loss of subsidiary         (320,615)          119,843         (381,954)

     Provision (credit) for federal income taxes                        -                 -                -
                                                            -------------     -------------    -------------
                             Income (loss) before equity
                               in net loss of subsidiary         (320,615)          119,843         (381,954)

     Equity in net loss of subsidiary                                   -        (1,361,977)      (1,456,954)
                                                            -------------     -------------    -------------

                                       Net income (loss)    $    (320,615)    $  (1,242,134)   $  (1,838,908)
                                                            =============     =============    =============

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 8 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION-CONTINUED

                                                     STATEMENTS OF CASH FLOWS

                                                                      1999             1998              1997
                                                                 -------------     -------------    -------------
          OPERATING ACTIVITIES
            Net loss                                             $    (320,615)    $  (1,242,134)   $  (1,838,908)
            Adjustments to reconcile net loss
               to net cash used in operating activities:
                 Depreciation and amortization                               -            62,501          125,000
                 Gain on termination of capital lease
                   obligations                                               -          (230,646)               -
                 Gain on sale of subsidiary                                  -          (184,866)               -
                 Equity in net loss of subsidiary                            -         1,361,977        1,456,954
                 Expenses paid directly by organizers                        -                 -                -
                 Decrease in other assets                                    -                 -           22,290
                 Increase (decrease) in accrued
                   interest and other liabilities                      (35,505)         (110,516)          51,071
                                                                 -------------     -------------    -------------

                          Net cash used in operating activities       (356,120)         (343,684)        (183,593)

          INVESTING ACTIVITIES
            Proceeds from sale of bank                                       -           825,420                -
            Investment in subsidiary                                         -                 -                -
            Proceeds from sale-leaseback agreement                           -                 -                -
            Additions to premises and equipment                              -                 -                -
                                                                 -------------     -------------    -------------

                                         Net cash provided by
                                         investing activities                -           825,420                -

          FINANCING ACTIVITIES
            Proceeds from issuance of common stock                           -                 -                -
            Principal payments on capital lease
               obligations                                                   -                 -          (17,271)
            Purchase of common stock                                         -                 -                -
            Repayment of advances from
               organizers, net                                               -                 -                -
                                                                 -------------     -------------    -------------

                                             Net cash used in
                                         financing activities                -                 -           (7,271)
                                                                 -------------     -------------    -------------

          Increase (decrease) in cash                                 (356,120)          481,736         (200,864)

          Cash at beginning of year                                    729,471           247,735          448,599
                                                                 -------------     -------------    -------------

          Cash at end of year                                    $     373,351     $     729,471    $     247,735
                                                                 =============     =============    =============


                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999(UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 8 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                                                         STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                1999             1998              1997
                                                                           -------------     -------------    -------------

                    SUPPLEMENTAL DISCLOSURES

                      Cash paid during the year for:
                         Interest                                          $           -     $           -    $     287,729
                                                                           =============     =============    =============

                         Federal income taxes                              $           -     $           -    $           -
                                                                           =============     =============    =============

                      Non-cash investing activities:
                         Change in net unrealized holding gain on
                           available-for-sale investment securities        $           -     $           -    $       2,253
                                                                           =============     =============    =============

                      Non-cash financing activities:
                         Capital lease obligations                         $           -     $  (2,482,729)   $           -
                                                                           =============     =============    =============


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amount and estimated fair value of the Bank's principal financial instruments, as defined by the Financial Accounting Standards Board's Statement No. 107, Disclosure About Fair Value of Financial Instruments, were as follows at December 31, 1999 and 1998

                                                                   1999                                 1998
                                                   -----------------------------------  -----------------------------------
                                                       CARRYING            FAIR             CARRYING             FAIR
                                                        AMOUNT             VALUE             AMOUNT              VALUE
                                                   ---------------   -----------------  ----------------  -----------------
         FINANCIAL ASSETS
           Cash and cash equivalents               $       373,351   $         373,351  $        729,471  $         729,471
                                                   ---------------   -----------------  ----------------  -----------------

                                          Total    $       373,351   $         373,351  $        729,471  $         729,471
                                                   ===============   =================  ================  =================

         FINANCIAL LIABILITIES
           Accrued interest, taxes
              and other liabilities                $        73,699   $          73,699  $        109,204  $         109,204
                                                   ---------------   -----------------  ----------------  -----------------

                    Total financial liabilities             73,699              73,699           109,204            109,204

         RESCINDABLE COMMON STOCK                        4,482,533           4,482,533         4,482,533          4,482,533
                                                   ---------------   -----------------  ----------------  -----------------

                                          Total    $     4,556,232   $       4,556,232  $      4,591,737  $       4,591,737
                                                   ===============   =================  ================  =================

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS-CONTINUED
         The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown on the previous page:

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


NOTE 10- FUTURE CHANGE IN ACCOUNTING PRINCIPLE
         The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, in June 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income (as defined) in a full set of general-purpose financial statements. Statement No. 130 will require classification of items of other comprehensive income by their nature in a financial statement and display of the accumulated balance of other comprehensive income separately from retained earnings (accumulated deficit) and surplus in the equity section of the balance sheet. Statements No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes.

         The application of Statement No. 130 did not materially affect the Company's consolidated financial statements.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 11- SUPPLEMENTAL CASH FLOW DISCLOSURES
         Consolidated supplemental cash flow disclosures consisted of the following for the years ended December 31, 1999, 1998, and 1997:

                                                                                1999             1998              1997
                                                                           -------------     -------------    -------------
                    Cash paid during the year for:
                      Interest, including $287,729 in 1997
                         related to capital lease obligations              $           -     $           -    $     855,891
                                                                           =============     =============    =============

                      Federal income taxes                                 $           -     $           -    $           -
                                                                           =============     =============    =============

                    Non-cash investing activities:
                      Change in net unrealized holding gain on
                         available-for-sale investment securities          $           -     $           -    $       2,253
                                                                           =============     =============    =============

                    Non-cash financing activities:
                      Capital lease obligations                            $           -     $(2,482,729)     $           -
                                                                           =============     ============     =============


NOTE 12- CONTINGENT LIABILITY-RESCINDABLE COMMON STOCK
         The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company has retained special securities counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will declare the Registration Statement effective.

         If the Registration Statement were to become effective, the Company would offer (Rescission Offer) to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. However, the Company is unable to fund the rescission offer due to a lack of available funds.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 12- CONTINGENT LIABILITY-RESCINDABLE COMMON STOCK-CONTINUED
         The Company intended to make the Rescission Offer to reduce or eliminate any contingent liability resulting from potential claims by shareholders arising as a result of possible violations of the Securities Act of 1933, as amended, and state securities laws in connection with the initial sale of the shares by the Company. A shareholder rejecting the Rescission Offer would keep his shares. There can be no assurance that the Registration Statement facilitating the Rescission Offer will ultimately be declared effective by the Securities and Exchange Commission. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors.

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

         If the Registration Statement is not declared effective by the Securities and Exchange Commission, which is required in order to make the Rescission Offer, or if the Company is unable to fund the repurchase of the shares tendered in acceptance of the Rescission Offer, then, in either event, the Company will be required to defend the lawsuits, if any, brought by shareholders of the Company to rescind their purchases of common stock from the Company. The Company's legal counsel believes that the Company will have defenses in any such lawsuit, including, among others, a statute of limitations defense. No assurance can be made as to the possibility of success of any such defense, or the ability of the Company to pay the cost of defending such actions.

         Whether the Company proceeds with the Rescission Offer or not, the Company will require significant additional financial resources to continue as a going concern. At this time, no plans exist which provide any assurance that the Company will be able to obtain such resources to satisfy the material adverse effect of the contingency described in this Note.

                               TOWNE BANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
       DECEMBER 31, 1999 (UNAUDITED), 1998 (UNAUDITED), AND 1997 (AUDITED)


NOTE 13- CONTINGENT LIABILITIES-OTHER
         The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has asked the Company to furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from, any enforcement action could have a material adverse affect on the Company.

         The Company has negotiated a settlement with Thomas Eichler, a former officer and director of the Company, who filed a complaint against the Company. In connection with the settlement, all claims were dismissed and the Company accrued a $40,000 liability due to Mr. Eichler. The liability was paid in 1999.

         The Company is a party to certain lawsuits. In 1998, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The two lawsuits were consolidated in early 1999.
         The plaintiffs have sought class action status, however the judge has not made a determination to certify it as a class action lawsuit.
         The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                  EXHIBIT INDEX


             EXHIBIT
             NUMBER                      DESCRIPTION
             ------           -------------------------------------------------
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

               24.0           Power of Attorney

               27.0           Financial Data Schedule



*Incorporated by reference as indicated.