Form 10QSB
period 2000-03-31
TOWNE BANCORP INC /OH
filed 2000-05-15
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2000 Commission File Number 0000887203

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

          370,761 common shares were outstanding as of March 31, 2000.
          -------
                        This document contains 10 pages.

                               TOWNE BANCORP, INC.

                                      INDEX


                                                                                                         PAGE(S)
                                                                                                         -------
PART I.         FINANCIAL INFORMATION

   ITEM 1.          FINANCIAL STATEMENTS..............................................................    3 - 7

   ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS..............................................        8

PART II.        OTHER INFORMATION

   ITEM 1.          LEGAL PROCEEDINGS.................................................................        9

   ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................        9

   ITEM 3.          DEFAULTS UPON SENIOR SECURITIES...................................................        9

   ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................        9

   ITEM 5.          OTHER INFORMATION.................................................................        9

   ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K..................................................        9

   SIGNATURES.........................................................................................       10

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2000                1999
                                                                                        ----------------    ---------------

                                                          ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        374,305    $       373,351
                                                                                        ----------------    ---------------

                                                                        Total assets    $        374,305    $       373,351
                                                                                        ================    ===============


                                           LIABILITIES, RESCINDABLE COMMON STOCK
                                                 AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Accounts payable and accrued liabilities                                           $        125,607    $        73,699
                                                                                        ----------------    ---------------

                                                                   Total liabilities             125,607             73,699
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,233,835)        (3,862,266)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit          (4,233,835)        (3,862,266)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        374,305    $       729,471
                                                                                        ================    ===============



                 See notes to consolidated financial statements.
                                       -3-

                               TOWNE BANCORP, INC.
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                      THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                             ------------------------------
                                                                                                 2000              1999
                                                                                             -------------    -------------
   INTEREST INCOME
     Investment securities                                                                   $       2,406    $       4,235
                                                                                             -------------    -------------
                                     Total interest income                                           2,406            4,235

   NON-INTEREST EXPENSES
     Other operating expenses                                                                       53,360          102,033
                                                                                             -------------    -------------
                               Total non-interest expenses                                          53,360          102,033
                                                                                             -------------    -------------

   Net loss                                                                                  $     (50,954)   $     (97,798)
                                                                                             =============    =============

   Comprehensive loss                                                                        $     (50,954)   $     (97,798)
                                                                                             =============    =============

   PER SHARE

     Net loss                                                                                $        (.14)   $         (.26)
                                                                                             =============    ==============

     Comprehensive loss                                                                      $        (.14)   $         (.26)
                                                                                             =============    ==============

     Average common shares outstanding                                                             370,761           370,761
                                                                                             =============    ==============





                 See notes to consolidated financial statements.
                                       -4-

                               TOWNE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                      THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                             ------------------------------
                                                                                                 2000              1999
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $     (50,954)   $     (97,798)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
           Increase (decrease) in accounts payable and accrued liabilities                          51,908             (484)
                                                                                             -------------    -------------

                                   Net cash provided by (used in) operating activities                 954          (98,282)
                                                                                             -------------    -------------

                                  Net increase (decrease) in cash and cash equivalents                 954          (98,282)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        373,351          729,471
                                                                                             -------------    -------------

     At end of period                                                                        $     374,305    $     631,189
                                                                                             =============    =============





                 See notes to consolidated financial statements.
                                       -5-

                               TOWNE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1-FINANCIAL STATEMENTS
         The financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended March 31, 2000 are not necessarily indicative of results for the full year.

         Until June, 1998, the Company owned all of the voting shares of Towne Bank (Bank), an Ohio-Chartered bank organized in 1995. In June, 1998, the Company sold the Bank, which was its only subsidiary. The proceeds of the transaction will be used to pay ongoing expenses of the Company, including its proposed liquidation and dissolution. The Board of Directors of the Company plans to liquidate the Company as soon as practical following a resolution of pending litigation. All remaining assets of the Company, if any, will be distributed to its shareholders at such time.

         The Company does not conduct operations and is not a going concern. Since the sale of the Bank, the Company's only activities have been obtaining legal and other professional services for matters related to litigation and reporting requirements.


NOTE 2-REGULATORY MATTERS
         Because the Bank was sold on June 19, 1998, the Company no longer has adequate sources of funds to pay dividends.


NOTE 3-CONTINGENT LIABILITIES - RESCINDABLE COMMON STOCK AND RELATED CLASS ACTION LAWSUITS
         The Company, as a result of federal and state securities law compliance matters, has a contingent liability related to the sale of common stock in its initial public offering. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The common stock issued and outstanding has been reported in the consolidated balance sheets as "rescindable common stock." Such amount is reported after liabilities but before stockholders' deficit. The Company does not have adequate financial resources to fund the rescission offer if it is allowed.

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

         In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account with $125,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

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

         The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits The Company does not plan to liquidate until the lawsuits are settled.


NOTE 4-CONTINGENT LIABILITY - OTHER
         The Company received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has requested that the Company furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from any enforcement action will have a material adverse affect on the Company.


NOTE 5-SALE OF BANK
         On June 11, 1998, the Company signed a definitive Agreement that provided for a capital infusion of $2,000,000 into Towne Bank, the wholly-owned subsidiary of the Company, by Exchange Bancshares, Inc.
         (EBI), Luckey, Ohio. The Company and EBI also joined the execution of a separate Merger Agreement by and between Towne Bank and The Exchange Bank, a wholly-owned subsidiary of EBI, dated as of June 19, 1998. The transactions contemplated under the Agreement and the Merger Agreement were consummated effective as of June 19, 1998, after receipt of approval from the Ohio Division of Financial Institutions and the Federal Reserve Bank of Cleveland. Pursuant to the terms of the Agreement and the Merger Agreement, the Company, as a shareholder of Towne Bank, received cash in the amount of $825,420 on June 19, 1998. A gain of $184,866 resulted from the sale.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           The Company had total assets of $374,305 at March 31, 2000, an increase of $954 compared to $373,351 at December 31, 1999. The Company sold its bank subsidiary on June 19, 1998 as described in
           Note 5 of the Notes to Financial Statements included in Item 1.

           The Company reported a net loss for the three months ended March 31, 2000.

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

           Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

           The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of
           1995) including, but not limited to, statements regarding the Company's operations during the pendancy of litigation and the amount of working capital needed to fund operations contained in this report, or made by management of the Company, involves risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected, and in the future could affect, the Company's financial performance and actual results, and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: greater than anticipated costs associated with pending litigation, additional claims, which could result in increased defense costs and future capital needs. Actual results may differ materially from management expectations.

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

           In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account with $125,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

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

           The Company has agreed to indemnify its directors and officers for costs assumed by them in connection with such lawsuits. The Company intends to vigorously defend itself in connection with these lawsuits The Company does not plan to liquidate until the lawsuits are settled.


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



                                      Towne Bancorp, Inc.
                                      ---------------------------------------
                                      Registrant



Dated  May 15, 2000                   /s/ John P. Weinert
      --------------------            ---------------------------------------
                                      John P. Weinert, Chairman



Dated  May 15, 2000                   /s/ Jerome C. Bechstein
      --------------------            ---------------------------------------
                                      Jerome C. Bechstein, President and CEO

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule