Form 10QSB
period 2000-06-30
TOWNE BANCORP INC /OH
filed 2000-08-14
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2000 Commission File Number 0000887203

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

               Yes         X                      No
                     -------------                      -------------

           370,761 common shares were outstanding as of June 30, 2000.
           -------

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


                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                            JUNE 30,          DECEMBER 31,
                                                                                              2000                1999
                                                                                        ----------------    ---------------

                                     ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        298,891    $       373,351
                                                                                        ----------------    ---------------

                                                                        Total assets    $        298,891    $       373,351
                                                                                        ================    ===============



                                               LIABILITIES, RESCINDABLE COMMON STOCK
                                                     AND STOCKHOLDERS' DEFICIT


   LIABILITIES
     Accounts payable and accrued liabilities                                           $        113,179    $        73,699
                                                                                        ----------------    ---------------

                                                                   Total liabilities             113,179             73,699
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,296,821)        (4,182,881)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit          (4,296,821)        (4,182,881)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        298,891    $       373,351
                                                                                        ================    ===============







                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME FOR THE
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                       THREE MONTHS                    SIX MONTHS
                                                                      ENDED JUNE 30,                 ENDED JUNE 30,
                                                              ----------------------------     ----------------------------
                                                                   2000           1999             2000            1999
                                                              -------------  -------------     -------------  -------------
   INTEREST INCOME
     Investment securities                                    $       2,276  $       4,187     $       4,683  $       8,422
                                                              -------------  -------------     -------------  -------------
                                     Total interest income            2,276          4,187             4,683          8,422

   NON-INTEREST EXPENSES
     Other operating expenses                                        65,262        107,606           118,622        209,639
                                                              -------------  -------------     -------------  -------------
                               Total non-interest expenses           65,262        107,606           118,622        209,639
                                                              -------------  -------------     -------------  -------------

   Net loss                                                   $     (62,986) $    (103,419)    $    (113,939) $    (201,217)
                                                              =============  =============     =============  =============

   Comprehensive loss                                         $     (62,986) $    (103,419)    $    (113,939) $    (201,217)
                                                              =============  =============     =============  =============

   PER SHARE

     Net loss                                                 $      (0.17)  $      (0.28)     $       (0.31) $       (0.54)
                                                              ============   ============      =============  =============

     Comprehensive loss                                       $      (0.17)  $      (0.28)     $       (0.31) $       (0.54)
                                                              ============   ============      =============  =============

     Average common shares outstanding                              370,761        370,761           370,761        370,761
                                                              =============  =============     =============  =============




                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                                       SIX MONTHS
                                                                                                     ENDED JUNE 30,
                                                                                                 2000              1999
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $    (113,940)   $    (201,217)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
           Increase in accounts payable and accrued liabilities                                     39,480          107,122
                                                                                             -------------    -------------

                                                 Net cash used in operating activities             (74,460)         (94,095)
                                                                                             -------------    -------------

                                             Net decrease in cash and cash equivalents             (74,460)         (94,095)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        373,351          729,471
                                                                                             -------------    -------------

     At end of period                                                                        $     298,891    $     635,376
                                                                                             =============    =============




                 See notes to consolidated financial statements.

                               TOWNE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1-FINANCIAL STATEMENTS
         The financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended June 30, 2000 are not necessarily indicative of results for the full year.

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

         In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account with $150,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           The Company had total assets of $298,891 at June 30, 2000, a decrease of $74,460 compared to $373,351 at December 31, 1999.

           The Company reported a net loss for the three months and six months ended June 30, 2000.

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

           In one of the class action lawsuits, the presiding judge ordered the freezing of the Company's bank account with $150,000 allocated to Huntington Trust Co., N.A. (a defendant in the suit), on an indicated claim. After obtaining court approval, monies from the frozen account can be withdrawn to pay current operating expenses.

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



                                        Towne Bancorp, Inc.
                                        ----------------------------------------
                                        Registrant



Dated      August 14, 2000              /s/ John P. Weinert
         ------------------------       ----------------------------------------
                                        John P. Weinert, Chairman



Dated      August 14, 2000              /s/ Jerome C. Bechstein
         ------------------------       ----------------------------------------
                                        Jerome C. Bechstein, President and CEO

                                 Exhibit Index
                                 -------------


Exhibit No.               Description
-----------               -----------
    27                    Financial Data Schedule
