Form 10QSB
period 2000-09-30
TOWNE BANCORP INC /OH
filed 2000-11-14
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2000 Commission File
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

        370,761 common shares were outstanding as of September 30, 2000.
        -------

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

                                     PART I
ITEM 1.   FINANCIAL STATEMENTS


                               TOWNE BANCORP, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              2000                1999
                                                                                        ----------------    ---------------

                                                        ASSETS

   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                            $        300,795    $       373,351
                                                                                        ----------------    ---------------

                                                                        Total assets    $        300,795    $       373,351
                                                                                        ================    ===============

                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Accounts payable and accrued liabilities                                           $        151,313    $        73,699
                                                                                        ----------------    ---------------

                                                                   Total liabilities             151,313             73,699
                                                                                        ----------------    ---------------

   RESCINDABLE COMMON STOCK
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding
       370,761 shares                                                                          4,482,533          4,482,533
                                                                                        ----------------    ---------------

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,333,051)        (4,182,881)
                                                                                        ----------------      -------------

                                                         Total stockholders' deficit          (4,333,051)        (4,182,881)
                                                                                        ----------------    ---------------

                                                      Total liabilities, rescindable
                                              common stock and stockholders' deficit    $        300,795    $       373,351
                                                                                        ================    ===============














                 See notes to consolidated financial statements.
                                       -3-

                               TOWNE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                       THREE MONTHS                    NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                              ----------------------------     ----------------------------
                                                                   2000           1999             2000            1999
                                                              -------------  -------------     -------------  -------------
   INTEREST INCOME
     Investment securities                                    $       1,904  $       3,203     $       6,586  $      11,625
                                                              -------------  -------------     -------------  -------------
                                     Total interest income            1,904          3,203             6,586         11,625

   NON-INTEREST EXPENSES
     Other operating expenses                                        38,134         96,928           156,756        306,567
                                                              -------------  -------------     -------------  -------------
                               Total non-interest expenses           38,134         96,928           156,756        306,567
                                                              -------------  -------------     -------------  -------------

   Net loss                                                   $     (36,230) $     (93,725)    $    (150,170) $    (294,942)
                                                              =============  =============     =============  =============

   Comprehensive loss                                         $     (36,230) $     (93,725)    $    (150,170) $    (294,942)
                                                              =============  =============     =============  =============

   PER SHARE

     Net loss                                                 $        (.10) $        (.25)    $        (.41) $        (.79)
                                                              =============  =============     =============  =============

     Comprehensive loss                                       $        (.10) $        (.25)    $        (.41) $        (.79)
                                                              =============  =============     =============  =============

     Average common shares outstanding                              370,761        370,761           370,761        370,761
                                                              =============  =============     =============  =============




























                 See notes to consolidated financial statements.
                                       -4-

                               TOWNE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                       NINE MONTHS
                                                                                                   ENDED SEPTEMBER 30,
                                                                                                 2000              1999
                                                                                             -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                $    (150,170)   $    (294,942)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
           Increase in accounts payable and accrued liabilities                                     77,614           27,252
                                                                                             -------------    -------------

                                                 Net cash used in operating activities             (72,556)        (267,690)
                                                                                             -------------    -------------

                                             Net decrease in cash and cash equivalents             (72,556)        (267,690)

   CASH AND CASH EQUIVALENTS
     At beginning of period                                                                        373,351          729,471
                                                                                             -------------    -------------

     At end of period                                                                        $     300,795    $     461,781
                                                                                             =============    =============




































                 See notes to consolidated financial statements.
                                       -5-

                               TOWNE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1-FINANCIAL STATEMENTS
         The financial statements have been prepared by Towne Bancorp, Inc. ("the Company") without audit. In the opinion of management, all adjustments necessary to present fairly the Company's financial position, results of operations and changes in cash flows have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results for the period ended September 30, 2000 are not necessarily indicative of results for the full year.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           The Company had total assets of $300,795 at September 30, 2000, a decrease of $72,556 compared to $373,351 at December 31, 1999.

           The Company reported a net loss for the three months and nine months ended September 30, 2000.

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



                                        Towne Bancorp, Inc.
                                        ----------------------------------------
                                        Registrant



Dated    November 14, 2000              /s/ John P. Weinert
         -----------------              ----------------------------------------
                                        John P. Weinert, Chairman



Dated    November 14, 2000              /s/ Jerome C. Bechstein
         -----------------              ----------------------------------------
                                        Jerome C. Bechstein, President and CEO

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

    27                                FINANCIAL DATA SCHEDULE