Form 10KSB40
period 2000-12-31
TOWNE BANCORP INC /OH
filed 2001-03-30
CIK 887203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            -------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

                   Yes                          No       X
                        -------------               -------------

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

     The Registrant's revenues for its most recent fiscal year are $208,282.

     There is no market for the Registrant's voting stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, is
indeterminate            , due to the limited number of transactions in the
Registrant's voting stock.

     As of                     , there were issued and outstanding 370,761
shares of Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of Registrant's Form S-2 Registration Statement, dated January 5, 1998 (Registration No. 333-43741), are incorporated by reference in Item 13
     - Part III of Form 10-KSB.

     Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                                   ---     ---

     Portions of the Registrant's Form 10-KSB, filed April 17, 1998 (Registration No. 33-47504), are incorporated by reference in Item 7,
     Part II.

                                      INDEX


                                                                                                         PAGE
                                                                                                         ----

PART I


       ITEM   1.    Description of Business...........................................................        3

       ITEM   2.    Description of Business Property..................................................        9

       ITEM   3.    Legal Proceedings.................................................................        9

       ITEM   4.    Submission of Matters to a Vote of Security Holders...............................        9


PART II

       ITEM   5.    Market for Common Equity and Related Stockholder Matters..........................        9

       ITEM   6.    Management's Discussion and Analysis of Operations................................       10

       ITEM   7.    Financial Statements..............................................................       10

       ITEM   8.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..........................................       10

PART III

       ITEM   9.    Directors, Executive Officers, Promoters and Control Persons,
                         Compliance with Section 16(a) of the Exchange Act............................       11

       ITEM 10.     Executive Compensation............................................................       11

       ITEM 11.     Exhibits and Reports on Form 8-K..................................................       12


SIGNATURES............................................................................................       13

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                     PART I


ITEM 1.       DESCRIPTION OF BUSINESS

Towne Bancorp, Inc. (Company) was organized under the laws of the state of Ohio on April 1, 1992, and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The principal offices of the Company are located at 16967 BG Rd. West, Bowling Green, Ohio. The Company had total assets of $424,785 at December 31, 2000.

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

Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. In December, 2000 $199,610 was released to the Company with the remaining balance to be retained by Exchange Bank.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I        CONTINUED

ITEM 1.       DESCRIPTION OF BUSINESS - CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL

The following table sets forth, for the years ended December 31, 2000 and 1999, the distribution of assets, liabilities, rescindable common stock and stockholders' deficit, including interest amounts and average rates of major categories of interest-earning assets and interest-bearing liabilities:

                                                                    2000                                       1999
                                                  ---------------------------------------   -------------------------------------
                                                     AVERAGE                       YIELD/      AVERAGE                     YIELD/
                                                     BALANCE       INTEREST        RATE        BALANCE        INTEREST      RATE
                                                  -------------  --------------  --------   -------------  -------------   ------
                        ASSETS
INTEREST-EARNING ASSETS
Loans                                             $           -               -         -%  $           -  $           -        -%
Investment securities                                         -               -         -               -              -        -
Deposit in bank                                         375,081           8,672      2.31         532,888         14,606     2.31%
Federal funds sold                                            -               -         -               -              -        -
                                                  -------------  --------------  --------   -------------  -------------   ------

                 Total interest-earning assets          375,081           8,672      2.31%        532,888         14,606     2.31%
                                                  -------------  --------------  ========   -------------  -------------   ======

NON-INTEREST EARNING ASSETS
   Cash and due from banks                               23,988               -                    18,523              -
   Bank premises and equipment, net                           -               -                         -              -
   Other assets                                               -               -                         -              -
   Less allowance for loan losses                             -               -                         -              -
                                                  -------------  --------------             -------------  -------------

                                         Total    $     399,068  $        8,672             $     551,411  $      14,606
                                                  =============  ==============             =============  =============

         LIABILITIES, RESCINDABLE COMMON STOCK
               AND STOCKHOLDERS' DEFICIT

INTEREST-BEARING LIABILITIES
   Deposits                                       $           -               -         -%  $           -  $           -        -%
                                                  -------------  --------------  ---------  -------------  -------------   ------

            Total interest-bearing liabilities                -               -         -%              -              -        -%
                                                  -------------  --------------  =========  -------------  -------------   ======

NON-INTEREST-BEARING LIABILITIES
   Capital lease obligations                                  -               -                         -              -
   Demand deposits                                            -               -                         -              -
   Other liabilities                                     77,950               -                    87,044              -
                                                  -------------  --------------             -------------  -------------

        Total non-interest-bearing liabilities           77,950               -                    87,044              -

RESCINDABLE COMMON STOCK                              4,482,533               -                 4,482,533              -

STOCKHOLDERS' DEFICIT                                (4,161,415)              -                (4,018,166)             -
                                                  -------------  --------------             -------------  -------------

                                         Total    $     399,068               -             $     551,411              -
                                                  =============  --------------             =============  -------------

Net interest income                                              $        8,672                            $      14,606
                                                                 ==============                            =============

Net yield on interest-earning assets                                                 2.31%                                   2.74%
                                                                                 ========                                  ======

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I        CONTINUED

ITEM 1.       DESCRIPTION OF BUSINESS - CONTINUED

DISTRIBUTION OF ASSETS, LIABILITIES, RESCINDABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT; INTEREST RATES AND INTEREST DIFFERENTIAL - CONTINUED

The following table sets forth a summary of the 2000 and 1999 changes in interest income and interest expenses resulting from changes in volume and changes in rate.

                                                                      2000 COMPARED TO 1999
                                                                     INCREASE (DECREASE) (1)
                                                                     -----------------------

                                                                   2000 NET         1999 NET
                                                                   --------         --------
         INTEREST INCOME
           Loans                                                $           -     $    (617,534)
           Investment securities                                       (5,934)          (50,177)
           Deposit in bank                                                  -           (11,843)
           Federal funds sold                                               -           (65,393)
                                                                -------------     -------------

                                             Total interest-
                                              earning assets           (5,934)         (744,947)
                                                                -------------     -------------

         INTEREST EXPENSE
           Deposits                                                         -          (386,756)
           Organizer advances                                               -                 -
                                                                -------------     -------------

                                      Total interest expense                -          (386,756)
                                                                -------------     -------------

                                         Net interest income    $      (5,934)    $    (358,191)
                                                                =============     =============


(1) Due to the sale of the Bank in June 1998, substantially all changes between 1999 and 1998 were related to decreases in volume.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I        CONTINUED

ITEM 1.       DESCRIPTION OF BUSINESS - CONTINUED


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
Information for 2000 and 1999 is not presented due to the sale of the Bank in June 1998.

DEPOSITS
Due to the sale of the Bank in June 1998, amounts related to 2000 and 1999 deposits are not presented.

RETURN ON EQUITY AND ASSETS
The ratio of net loss to average total assets and average stockholders' equity and certain other ratios, for the periods noted, are as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      2000                       1999
                                                                                -----------------         -----------------
                  Percentage of net income (loss) to:
                    Average total assets                                              52.2%                     (57.3)%
                    Average stockholders' equity:
                      Including rescindable common stock                              64.9%                     (68.1)%
                      Excluding rescindable common stock                              (5.0)%                      7.9%

                  Percentage of average stockholders' equity
                    to average total assets:
                      Including rescindable common stock                              80.5%                      84.2%
                      Excluding rescindable common stock                          (1,042.8)%                   (728.7)%

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

PART I        CONTINUED

ITEM 1.       DESCRIPTION OF BUSINESS - CONTINUED

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

FUNDING OF THE RESCISSION OFFER
The Company is unable to fully fund the rescission offer due to a lack of available funds.

ANTI-TAKEOVER PROVISIONS
The Articles of Incorporation of the Company contain provisions which would discourage the acquisition of control of the Company. The number of Shares purchased now or in the future by the Company's management may have a similar effect. These factors may have an adverse effect upon the value of the Shares.

ITEM 2.  DESCRIPTION OF BUSINESS PROPERTY

All property held by the Company was disposed of in connection with the June 19, 1998 sale of the Bank except for cash proceeds received from the sale of the Bank, which is held in a bank account frozen by Court Order, as discussed in
Item 3.

                                TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company may have a contingent liability related to the sale of common stock in its initial public offering, as a result of possible defects in its registration with the Securities and Exchange Commission and various state securities authorities. Information relating to this matter is discussed in Financial Statement Footnote 3 captioned "Common Stock "(Rescindable Common Stock Subject to Rescission Offer)" and Footnote 11 captioned "Contingent Liabilities" of the 2000 and 1999 Financial Statements of Towne Bancorp, Inc., and is incorporated herein by reference.

The number of holders of record of the Company's common stock at December 31, 2000 is 741.

There is no established public trading market for the Company's Common Stock.

No dividends have been declared or paid by the Company on its Common Stock in the last two fiscal years.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Management's discussion and analysis of operations and related financial data are presented herein to assist investors in understanding the financial condition and results of operations of the Company as of and for the years ended December 31, 2000 (unaudited), 1999 (unaudited), and 1998 (unaudited). See Item 7 for explanation of inclusion of unaudited financial statements for 2000, 1999 and 1998. This discussion should be read in conjunction with the financial statements and related footnotes presented elsewhere in this report.

FINANCIAL CONDITION - SUMMARY
The Company had total consolidated assets of $424,785 at December 31, 2000, an increase of $17,231 or 4.6% from the $373,351 total at December 31, 1999. The Company sold its bank subsidiary on June 19, 1998, as described in Note 1 of the Notes to Financial Statements included in Item 7.

The Company reported income net income (loss) of $42,932 and $(320,615) for the years ended December 31, 2000 and 1999, respectively.

The Company is a party to certain lawsuits. In 1999, two class action lawsuits were filed in the U.S. District Court for the Northern District of Ohio, Western Division, against the Company, its directors, its corporate stock transfer agent, and (in one suit) its Directors and Officers insurer. The suits allege violation of various Federal and State laws in connection with the Company's offering of common stock. The suits request unspecified damages and costs.

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

The statements of the Company are set forth on pages F-1 through F-19. The 2000 and 1999 financial statements are unaudited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is included in the Company's Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

There were only two officers and no other employees in 2000 and the officers received no compensation.

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


PART III      CONTINUED

ITEM 11.      EXHIBITS AND REPORTS ON FORM 8-K

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWNE BANCORP, INC.

                                       /s/ Jerome C. Bechstein
                                       ---------------------------------------
                                       Jerome C. Bechstein, President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


/s/ Jerome C. Bechstein                              March 30, 2001
------------------------------------------------     --------------------------
Jerome C. Bechstein, President, CEO,                 Date
    Director, and Chief Financial Officer



/s/ Lois A. Brigham                                  March 30, 2001
------------------------------------------------     --------------------------
Lois A. Brigham, Senior Vice President,              Date
    Secretary and Director



/s/ John P. Weinert                                  March 30, 2001
------------------------------------------------     --------------------------
John P. Weinert, Director                            Date



By:   /s/ Jerome C. Bechstein                        March 30, 2001
   ---------------------------------------------     --------------------------
      Jerome C. Bechstein, Attorney-                 Date
        in-fact for each of the persons indicated

                               TOWNE BANCORP, INC.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS




                                                                                    PAGE
                                                                                    ----

BALANCE SHEETS............................................................             F-3

STATEMENTS OF OPERATIONS..................................................             F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT.......................................             F-5

STATEMENTS OF CASH FLOWS..................................................             F-6

NOTES TO FINANCIAL STATEMENTS.............................................      F-7 - F-19

                               TOWNE BANCORP, INC.
                                 BALANCE SHEETS
               DECEMBER 31, 2000 (UNAUDITED) AND 1999 (UNAUDITED)


                                                                                               2000              1999
                                                                                          --------------    -------------

                                     ASSETS
   CASH AND CASH EQUIVALENTS
     Cash and due from banks                                                              $      424,785    $     373,351

                                                       Total cash and cash equivalents           424,785          373,351
                                                                                          --------------    -------------

                                                                          Total assets    $      424,785    $     373,351
                                                                                          ==============    =============



                      LIABILITIES, RESCINDABLE COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT

   LIABILITIES
     Accrued interest, taxes and other liabilities                                                82,201           73,699
                                                                                          --------------    -------------

                                                                     Total liabilities            82,201           73,699
                                                                                          --------------    -------------

   RESCINDABLE COMMON STOCK (Notes 1, 3, and 11)
     Common stock, without par value.  Authorized
       800,000 shares; issued and outstanding 370,761 shares                                   4,482,533        4,482,533

   STOCKHOLDERS' DEFICIT
     Accumulated deficit                                                                      (4,139,949)      (4,182,881)
                                                                                          --------------    -------------

                                                           Total stockholders' deficit           342,584          299,652
                                                                                          --------------    -------------

                                           Total liabilities, rescindable common stock
                                                             and stockholders' deficit    $      424,785    $     373,351
                                                                                          ==============    =============
















   The accompanying notes are an integral part of these financial statements.
                                       F-3

                               TOWNE BANCORP, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2000 (UNAUDITED),
                    1999 (UNAUDITED), AND 1998* (UNAUDITED)


                                                                           2000                1999                1998
                                                                       -------------      --------------      -------------
INTEREST INCOME
   Loans                                                                           -      $            -      $     617,534
   Investment securities                                               $       8,672              14,606             76,626
   Federal funds sold                                                              -                   -             65,393
                                                                       -------------      --------------      -------------
                                             Total interest income             8,672              14,606            759,553
INTEREST EXPENSE
   Deposits                                                                        -                   -            386,756
                                                                       -------------      --------------      -------------
                                            Total interest expense                 -                   -            386,756
                                                                       -------------      --------------      -------------

                                               Net interest income             8,672              14,606            372,797

PROVISION FOR LOAN LOSSES                                                          -                   -            739,610
                                                                       -------------      --------------      -------------

                                     Net interest income (expense)
                                   after provision for loan losses             8,672              14,606           (366,813)
                                                                       -------------      --------------      -------------
NON-INTEREST INCOME
   Service charges on deposit accounts                                             -                   -             36,740
   Net gain on sale of bank                                                        -                   -            184,866
   Other income                                                              199,610                   -             44,009
                                                                       -------------      --------------      -------------
                                         Total non-interest income           199,610                   -            265,615
                                                                       -------------      --------------      -------------

NON-INTEREST EXPENSES
   Salaries, wages and employee benefits                                           -                   -            224,013
   Occupancy expenses, including interest on
     capital lease obligations                                                     -                   -            453,150
   Other expenses                                                            165,350             335,221            694,420
                                                                       -------------      --------------      -------------
                                       Total non-interest expenses           165,350             335,221          1,371,583
                                                                       -------------      --------------      -------------

                         Income (loss) before federal income taxes            42,932            (320,615)        (1,472,781)

CREDIT FOR FEDERAL INCOME TAXES                                                    -                   -                  -
                                                                       -------------      --------------      -------------

Income (loss) before extraordinary item                                       42,932            (320,615)        (1,472,781)
Extraordinary item, net of tax                                                     -                                230,647
                                                                       -------------      --------------      -------------

Net income (loss)                                                      $      42,392      $     (320,615)     $  (1,242,134)
                                                                       =============      ==============      =============

Comprehensive income (loss)                                            $      42,932      $     (320,615)     $  (1,246,622)
                                                                       =============      ==============      =============

PER SHARE
Income (loss) before extraordinary item                                $        0.12      $       (0.86)      $       (3.97)
                                                                       =============      =============       =============

Net income (loss)                                                      $        0.12      $       (0.86)      $       (3.35)
                                                                       =============      =============       =============

Comprehensive income (loss)                                            $        0.12      $       (0.86)      $       (3.36)
                                                                       =============      =============       =============

AVERAGE COMMON SHARES OUTSTANDING (Note 3)                                   370,761             370,761            370,761
                                                                       =============      ==============      =============

*Includes consolidated results of bank through June 19, 1998.


   The accompanying notes are an integral part of these financial statements.
                                       F-4

                               TOWNE BANCORP, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FOR THE YEARS ENDED
     DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998* (UNAUDITED)

                                                                       RETAINED                 NET
                                                                       EARNINGS             UNREALIZED
                                                                      (ACCUMULATED            HOLDING
                                                                        DEFICIT)               GAIN                TOTAL
                                                                     ---------------      --------------      -------------
BALANCE AT DECEMBER 31, 1997                                         $    (2,620,132)     $        4,488      $  (2,615,644)

   Net loss for 1998                                                      (1,242,134)                  -         (1,242,134)

   Change in net unrealized holding gain for 1998                                  -              (4,488)            (4,488)
                                                                     ---------------      --------------      -------------


BALANCE AT DECEMBER 31, 1998                                              (3,862,266)                  -         (3,862,266)

   Net loss for 1999                                                        (320,615)                  -           (320,615)
                                                                     ---------------      --------------      -------------


BALANCE AT DECEMBER 31, 1999                                              (4,182,881)                  0         (4,182,881)

   Net income for 2000                                                        42,932                   0             42,932
                                                                     ---------------      --------------      -------------


BALANCE AT DECEMBER 31, 2000                                         $    (4,139,949)     $            0      $  (4,193,949)
                                                                     ===============      ==============      =============



















*See F-4.



   The accompanying notes are an integral part of these financial statements.
                                       F-5

                               TOWNE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
     DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998* (UNAUDITED)


                                                                           2000                1999                1998
                                                                       -------------      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $      42,932      $     (320,615)     $  (1,242,134)
   Adjustment to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
       Gain on termination of capital lease obligations                            -                   -           (230,646)
       Depreciation and amortization                                               -                   -             75,841
       Provision for loan losses                                                   -                   -            739,610
       Accretion of investment securities discounts,
         net of premium amortization                                               -                   -             (2,704)
       Gain on sale of bank                                                        -                   -           (184,866)
       Effects of changes in operating assets and liabilities:
         Other assets                                                              -                   -           (266,516)
         Accrued interest, taxes and other liabilities                         8,502             (35,505)          (241,177)
                                                                       -------------      --------------      -------------

                                    Net cash provided by (used in)
                                              operating activities            51,434            (356,120)        (1,352,592)
                                                                       -------------      --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of bank                                                      -                   -            825,420
   Sales of investment securities:
     Available-for-sale                                                            -                   -            999,397
     Held-to-maturity                                                              -                   -          1,599,045
   Net decrease in loans receivable                                                -                   -         12,375,456
   Unrealized holding gain on available for-sale securities                        -                   -             (4,488)
                                                                       -------------      --------------      -------------
                                             Net cash provided by
                                              investing activities                 -                   -         15,794,830
                                                                       -------------      --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                        -                   -        (17,869,056)
                                                                       -------------      --------------      -------------
                                                  Net cash used in
                                              financing activities                 -                   -        (17,869,056)
                                                                       -------------      --------------      -------------

(Increase) decrease in cash and cash equivalents                              51,434            (356,120)        (3,426,818)

CASH AND CASH EQUIVALENTS
   At beginning of year                                                      373,351             729,471          4,156,289
                                                                       -------------      --------------      -------------

   At end of year                                                      $     424,785      $      373,351      $     729,471
                                                                       =============      ==============      =============



*See F-4.


   The accompanying notes are an integral part of these financial statements.
                                       F-6

                               TOWNE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 1-OPERATING RESULTS, CONTINGENCIES AND RELATED MATTERS
       Towne Bancorp, Inc. (Company) was incorporated on April 1, 1992 in the state of Ohio. The Company is a bank holding company and had one wholly-owned subsidiary, Towne Bank (Bank). The Company's bank subsidiary began operations on October 15, 1996 when it opened its Perrysburg office, followed by the opening of its Sylvania office on January 13, 1997. While initial operating losses were expected, the size of the Company's net losses has exceeded original projections because of a number of factors, including the following: larger pre-opening expenses than anticipated as a result of delays in getting necessary regulatory approvals, litigation settlements as described in Note 11, a significant provision for loan losses in 1997, significant legal and consulting fees for litigation and regulatory matters, and growth in assets and deposits not meeting planned levels. These and other matters have resulted in an accumulated deficit of ($4,139,949) as of December 31, 2000.

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

       Under the terms of the Agreement and the Merger Agreement, an additional $275,140 was deposited with Exchange Bank, as escrow agent, to be held for a period of six months. In December 2000, $199,610 was released to the Company with the remaining balance to be retained by Exchange Bank.

       As described in Notes 3 and 11, the Company has a contingent liability regarding the original issuance of its common stock.

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       Significant accounting policies followed by the Company are presented below.

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

       INCOME PER SHARE
       Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during each year. Under Financial Accounting Standards Board's (FASB) Statement No. 128, Earnings Per Share, this computation is referred to as "basic earnings per share."

NOTE 3-COMMON STOCK (SUBJECT TO RESCISSION OFFER)
       The information in this footnote should be read in connection with Note
       11. As described in Note 11, on January 5, 1998 the Company filed a Registration Statement with the Securities and Exchange Commission as a result of federal and state securities law compliance matters regarding the public offering of the common stock, resulting in a possible rescission offer to its shareholders.

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

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 3-COMMON STOCK (SUBJECT TO RESCISSION OFFER) - CONTINUED
       In addition to the federal and state securities law compliance matters in the original registration statement, the shares sold by the Company in connection with its public offering were issued prior to the filing of the amendment to the Company's Amended Articles of Incorporation, which would have increased the Company's authorized common stock from 13,000 shares to 800,000 shares. On November 29, 1997, the Company held a special meeting of those shareholders who were the sole shareholders of the Company's common stock immediately prior to the issuance of the shares sold in the public offering. At that meeting, a majority of the common shares held by those shareholders were voted in favor of the Second Amended and Restated Articles of Incorporation of the Company, the sole purpose of which was to increase the authorized capital stock of the Company to 800,000 common shares, without par value. The second Amended and Restate Articles of Incorporation were filed at the direction of the Company's Board of Directors on December 23, 1997 with the Secretary of the state of Ohio.

       The following represents as summary of the activity in common stock for the years ended December 31, 2000, 1999, and 1998:

                                                                                    COMMON STOCK
                                                                           -------------------------------
                                                                               SHARES           AMOUNT
                                                                           -------------     -------------
                    BALANCE AT DECEMBER 31,
                      1998, 1999, AND 2000                                       370,761     $   4,482,533
                                                                           =============     =============


NOTE 4-NON-INTEREST EXPENSES
       The following is a summary of other operating expense for 2000, 1999 and 1998:

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                    Advertising, printing, and supplies                    $           -     $           -    $      36,017
                    Professional fees, litigation and settlements                165,350           335,221          347,829
                    Equipment rent                                                     -                 -           85,151
                    Insurance                                                          -                 -           62,241
                    Outside services                                                   -                 -          129,486
                    Franchise and other taxes                                          -                 -           13,368
                    Directors' fees                                                    -                 -                -
                    Automobile allowances                                              -                 -            1,400
                    Other expenses                                                     -                 -           18,928
                                                                           -------------     -------------    -------------

                                         Total other operating expenses    $     165,350     $     335,221    $     694,420
                                                                           =============     =============    =============

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 5-FEDERAL INCOME TAXES
       The provision (credit) for federal income taxes for the years ended December 31, 2000, 1999 and 1998 amounted to $0. The actual provision (credit) for income taxes attributable to income (loss) from operations differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before federal income taxes as a result of the following:

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                    Expected tax using
                      statutory tax rate of 34% (15% in 2000)              $       6,500     $    (109,000)   $    (419,300)
                    Impact of the following:
                      Increase (decrease) in the valuation
                         allowance for deferred tax assets                       (21,200)          102,800          413,100
                      Use of net operating loss carryforwards                     (6,500)                -                -
                      Surtax exemption and other items, net                        6,200             6,200            6,200
                                                                           -------------     -------------    -------------

                                                                  Total    $           -     $           -    $           -
                                                                           =============     =============    =============

       At December 31, 2000, the Company had net operating loss carryforwards approximating $528,000, which were available to reduce future regular federal taxable income. Such carryforwards expire in years 2017 through 2020.

       In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are available.


NOTE 6-REGULATORY MATTERS
       The Company is regulated by federal and state banking agencies. As a result, it is subject to periodic examinations by the agencies and is required to comply with various regulatory matters. As a result of a June 30, 1997 Joint Report of Examination issued by the Ohio Division of Financial Institutions (Division) and the Federal Reserve Bank of Cleveland (Federal Reserve Bank), the Board of Directors of the Bank on November 12, 1997 authorized the acceptance of a Memorandum of Understanding between the Bank and the regulatory agencies. Under the Memorandum, which was effective November 14, 1997, the Bank agreed to develop a capital plan, upgrade its budgeting process, assess its management structure and board oversight, hire an experienced chief lending officer, establish loan review procedures, provide periodic reporting to the regulators, and other matters.

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 6-REGULATORY MATTERS - CONTINUED
       As a result of an additional examination in December 1997 by the regulatory agencies, the Board of directors of the Bank authorized, on January 30, 1998, the acceptance of a Cease and Desist Order (Order) between the Bank and the regulatory agencies. Under the Order, which was effective February 4, 1998, the Bank agreed to comply with each and every provision of the Order, many of which are in the Memorandum of Understanding described above. The Order requires that the Bank: (a) within 30 days employ a chief lending officer; (b) within 10 days retain an independent bank management consultant, who will submit written report to the Bank's board of directors within thirty days of the date the consultant is retained; (c) within 30 days of the receipt of the consultant's report submit a written management plan to the Division and the Federal Reserve Bank; (d) within 30 days submit a written plan for attaining and maintaining an adequate capital position; (e) obtain written approval from the Division and the Federal Reserve Bank prior to declaring or paying any dividends; (f) adhere to certain loan approval policies; (g) within 30 days achieve and maintain an adequate valuation reserve for loan losses; (h) within 60 days submit a written record for determining and maintaining loan loss reserves; (I) within 60 days submit written loan review procedures; (j) within 60 days provide the Division and Federal Reserve Bank with certain information regarding loans in excess of $25,000; (k) within 60 days submit a written plan for improving earnings for 1998 and 1999; (l) within 30 days submit a written funds management plan; and (m) within 60 days initiate a compliance program designed to ensure compliance with the Order, and thereafter, within thirty days of the end of each quarter submit a report of actions taken to comply with the Order. The Order will remain in effect until stayed, modified, or terminated by the Division and the Federal Reserve Bank. See
       Note 13 for additional information regarding the above matter.

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 7-CONDENSED PARENT COMPANY FINANCIAL INFORMATION
       A summary of condensed financial information of the parent company as of December 31, 2000 and 1999, and for certain financial statements for each of the three years in the period ended December 31, 2000, are as follows:

                                                                     BALANCE SHEETS

                                                                                        2000              1999
                                                                                    -------------    --------------
                                                                         ASSETS

                    Cash on deposit:
                      In subsidiary bank                                            $           -    $            -
                      In other bank                                                       424,785           373,351
                    Investment in subsidiary                                                    -                 -
                    Premises under capital lease, net                                           -                 -
                    Other asset - refundable federal income taxes                               -                 -
                                                                                    -------------    --------------

                                                                    Total assets    $     424,785    $      373,351
                                                                                    =============    ==============


                                                          LIABILITIES, RESCINDABLE COMMON STOCK
                                                                AND STOCKHOLDERS' DEFICIT

                    LIABILITIES
                      Accrued interest and other liabilities                        $      82,201    $       73,699
                                                                                    -------------    --------------

                                                               Total liabilities           82,201            73,699

                    RESCINDABLE COMMON STOCK                                            4,482,533         4,482,533

                    STOCKHOLDERS' DEFICIT
                      Accumulated deficit                                              (4,139,949)       (4,182,881)
                      Net unrealized holding gain on
                         securities available-for-sale                                          -                 -
                                                                                    -------------    --------------

                                                     Total stockholders' deficit       (4,139,949)       (4,182,881)
                                                                                    -------------    --------------

                                           Total liabilities, rescindable common
                                                 stock and stockholders' deficit    $     424,785    $      373,351
                                                                                    =============    ==============

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 7-CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                                                               STATEMENTS OF OPERATIONS

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                    Interest income                                        $       8,672     $      14,606    $      11,843
                    Interest expense                                                   -                 -                -
                                                                           -------------     -------------    -------------

                                                    Net interest income            8,672            14,606           11,843

                    Gain on sale of subsidiary                                         -                 -          184,866
                    Extraordinary item-extinguishments of debt                         -                 -          230,646
                    Other income                                                 199,610
                                                                           -------------     -------------    -------------

                                              Total non-interest income          199,610                 -          415,512

                    Occupancy expenses, net                                            -                             81,300
                    Other operating expenses                                     165,350           335,221          226,212
                                                                           -------------     -------------    -------------

                                            Total non-interest expenses          165,350           335,221          307,512
                                                                           -------------     -------------    -------------

                                           Income (loss) before federal
                                                income taxes and equity
                                              in net loss of subsidiary           42,932          (320,615)         119,843

                    Provision (credit) for federal income taxes                        -                 -                -
                                                                           -------------     -------------    -------------

                                            Income (loss) before equity
                                              in net loss of subsidiary           42,932          (320,615)         119,843

                    Equity in net loss of subsidiary                                   -                          1,361,977)
                                                                           -------------     -------------    -------------

                                                      Net income (loss)    $      42,932     $    (320,615)   $  (1,242,134)
                                                                           =============     =============    =============

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 7-CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                                                                STATEMENTS OF CASH FLOWS

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                  OPERATING ACTIVITIES
                    Net income (loss)                                      $      42,932     $    (320,615)   $  (1,242,134)
                    Adjustments to reconcile net income (loss)
                      to net cash used in operating activities:
                         Depreciation and amortization                                 -                 -           62,501
                         Gain on termination of capital lease
                           obligations                                                 -                 -         (230,646)
                         Gain on sale of subsidiary                                    -                 -         (184,866)
                         Equity in net loss of subsidiary                              -                 -        1,361,977
                         Expenses paid directly by organizers                          -                 -                -
                         Decrease in other assets                                      -                 -                -
                         Increase (decrease) in accrued
                           interest and other liabilities                          8,502           (35,505)        (110,516)
                                                                           -------------     -------------    -------------

                                                   Net cash provided by
                                         (used in) operating activities           51,434          (356,120)        (343,684)

                  INVESTING ACTIVITIES
                    Proceeds from sale of bank                                         -                 -          825,420
                    Investment in subsidiary                                           -                 -                -
                    Proceeds from sale-leaseback agreement                             -                 -                -
                    Additions to premises and equipment                                -                 -                -
                                                                           -------------     -------------    -------------

                                                  Net cash provided by
                                                   investing activities                -                 -          825,420

                  FINANCING ACTIVITIES
                    Proceeds from issuance of common stock                             -                 -                -
                    Principal payments on capital lease obligations                    -                 -                -
                    Purchase of common stock                                           -                 -                -
                    Repayment of advances from organizers, net                         -                 -                -
                                                                           -------------     -------------    -------------

                                                       Net cash used in
                                                   financing activities                -                 -                -
                                                                           -------------     -------------    -------------

                  Increase (decrease) in cash                                     51,434          (356,120)         481,736

                  Cash at beginning of year                                      373,351           729,471          247,735
                                                                           -------------     -------------    -------------

                  Cash at end of year                                      $     424,785     $     373,351    $     729,471
                                                                           =============     =============    =============

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 7-CONDENSED PARENT COMPANY FINANCIAL INFORMATION - CONTINUED

                                                          STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                    SUPPLEMENTAL DISCLOSURES

                      Cash paid during the year for:
                         Interest                                          $           -     $           -    $           -
                                                                           =============     =============    =============

                         Federal income taxes                              $           -     $           -    $           -
                                                                           =============     =============    =============

                      Non-cash investing activities:
                         Change in net unrealized holding gain on
                           available-for-sale investment securities        $           -     $           -    $           -
                                                                           =============     =============    =============

                      Non-cash financing activities:
                         Capital lease obligations                         $           -     $           -    $  (2,482,729)
                                                                           =============     =============    =============


NOTE 8-FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amount and estimated fair value of the Bank's principal financial instruments, as defined by the Financial Accounting Standards Board's Statement No. 107, Disclosure About Fair Value of Financial Instruments, were as follows at December 31, 2000 and 1999

                                                                   2000                                 1999
                                                   -----------------------------------  -----------------------------------
                                                       CARRYING            FAIR             CARRYING             FAIR
                                                        AMOUNT             VALUE             AMOUNT              VALUE
                                                   ---------------   -----------------  ----------------  -----------------
         FINANCIAL ASSETS
           Cash and cash equivalents               $       424,785   $         424,785  $        373,351  $         373,351
                                                   ---------------   -----------------  ----------------  -----------------

                                          Total    $       424,785   $         424,785  $        373,351  $         373,351
                                                   ===============   =================  ================  =================

         FINANCIAL LIABILITIES
           Accrued interest, taxes
              and other liabilities                $        82,201   $          82,201  $         73,699  $          73,699
                                                   ---------------   -----------------  ----------------  -----------------

                    Total financial liabilities             82,201              82,201            73,699             73,699

         RESCINDABLE COMMON STOCK                        4,482,533           4,482,533         4,482,533          4,482,533
                                                   ---------------   -----------------  ----------------  -----------------

                                          Total    $     4,564,734   $       4,564,734  $      4,556,232  $       4,556,232
                                                   ===============   =================  ================  =================

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 8-FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments shown on the previous page:

       CASH AND CASH EQUIVALENTS
       Because of the short maturity of cash equivalents, the carrying amount reported in the balance sheet approximates fair value.

       RESCINDABLE COMMON STOCK
       The fair value of rescindable common stock is considered to be the carrying amount since the Company's Rescission Offer (as described in Note 11) will include an offer to repurchase the shares for the initial price paid to the Company by each shareholder, plus interest.

       OTHER FINANCIAL INSTRUMENTS
       The fair value of accrued interest receivable and accrued interest, taxes and other liabilities is determined to be the carrying amount.

NOTE 9-SUPPLEMENTAL CASH FLOW DISCLOSURES supplemental cash flow disclosures consisted of the following for the years ended December 31, 2000, 1999, and 1998:

                                                                                2000             1999              1998
                                                                           -------------     -------------    -------------
                    Cash paid during the year for:
                      Interest                                             $           -     $           -    $           -
                                                                           =============     =============    =============

                      Federal income taxes                                 $           -     $           -    $           -
                                                                           =============     =============    =============

                    Non-cash investing activities:
                      Change in net unrealized holding gain on
                         available-for-sale investment securities          $           -     $           -    $           -
                                                                           =============     =============    =============

                    Non-cash financing activities:
                      Capital lease obligations                            $           -     $           -    $(2,482,729)
                                                                           =============     =============    ===========

NOTE 10-CONTINGENT LIABILITY - RESCINDABLE COMMON STOCK
        The Company has a contingent liability related to the sale of common stock in its initial public offering, as a result of federal and state securities law compliance matters. Notification of these securities law compliance matters was first received from the Securities and Exchange Commission in a letter dated February 4, 1997. The maximum contingent liability would be the full purchase price of all 370,761 shares sold by the Company, or approximately $4,500,000, plus interest. The Company has retained special securities counsel to advise it with respect to the matter. As a result, the Company filed a Registration Statement with the Securities and Exchange Commission on January 5, 1998 to address this matter. However, no assurance can be made that the Securities and Exchange Commission will declare the Registration Statement effective.

        If the Registration Statement were to become effective, the Company would offer (Rescission Offer) to purchase shares of the Company's common stock from those shareholders of the Company who purchased the shares directly from the Company from 1992 through 1996, subject to the terms and conditions set forth in the Rescission Offer. However, the Company is unable to fully fund the rescission offer due to a lack of available funds.

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 10-CONTINGENT LIABILITY-RESCINDABLE COMMON STOCK - CONTINUED
         The Company intended to make the Rescission Offer to reduce or eliminate any contingent liability resulting from potential claims by shareholders arising as a result of possible violations of the Securities Act of 1933, as amended, and state securities laws in connection with the initial sale of the shares by the Company. A shareholder rejecting the Rescission Offer would keep his shares. There can be no assurance that the Registration Statement facilitating the Rescission Offer will ultimately be declared effective by the Securities and Exchange Commission. The Rescission Offer does not preclude any individual shareholder from pursuing claims against the Company or its officers or directors.

         As a result of this matter, the common stock issued and outstanding has been reported in the balance sheets as "rescindable common stock." Such amount is reported after liabilities but before stockholders' deficit.

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

                               TOWNE BANCORP, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
      DECEMBER 31, 2000 (UNAUDITED), 1999 (UNAUDITED), AND 1998 (UNAUDITED)


NOTE 11-CONTINGENT LIABILITIES - OTHER
         The Company has received an informal inquiry from the Securities and Exchange Commission, Midwest Regional Office, Division of Enforcement regarding the initial public offering of the Company's common shares. In connection with the informal inquiry, the Division of Enforcement has asked the Company to furnish certain documents relating to the offering. The Company intends to fully cooperate with the informal inquiry. In the event the Division of Enforcement determines that there is a basis for an enforcement action and elects to pursue such an action against the Company, its officers or directors, the defense costs associated with, and any resulting judgments from, any enforcement action could have a material adverse affect on the Company.

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

                               TOWNE BANCORP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                  EXHIBIT INDEX


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

              24.0                  Power of Attorney



     *Incorporated by reference as indicated.